Form 10QSB/A
period 2000-06-30
FIRST AID DIRECT INC
filed 2000-08-21
CIK 1114644

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

Commission file number: 0-30629


                             FIRST AID DIRECT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)



             Florida                                     59-1796257
    ------------------------                    -------------------------
    (State of incorporation)                    (IRS employer Ident. No.)

 10211 N.W. 53rd St., Sunrise, FL                           33351
 --------------------------------                         ----------
  (address of principal office)                           (Zip Code)


                   Registrant's telephone number: (954) 749-9926

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

       The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2000:
               3,905,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheet (Unaudited) as of June 30, 2000                        Page 3

         Condensed Statements of Income (Unaudited) for the six months ended June 30, 2000 and 1999 and the three months ended
            June 30, 2000 and 1999                                                      Page 4

         Condensed Statements of Cash Flows (Unaudited) for the six months
            ended June 30, 2000 and 1999                                                Page 5

         Notes to Financial Statements.                                                 Page 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

PART II.  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.



                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     ASSETS

Current assets:
   Cash                                                         $    25,942
   Accounts receivable                                              413,809
   Inventories                                                      462,146
                                                                -----------

     Total current assets                                           901,897
                                                                -----------

Property and equipment, net                                          75,959
Intangible asset, net                                               129,559
Other assets                                                         34,631
                                                                -----------

                                                                $ 1,141,776
                                                                ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                        $   225,136
   Due to stockholder                                                50,000
                                                                -----------

     Total current liabilities                                      275,136
                                                                -----------
Stockholders' equity:
   Common stock                                                       3,905
   Additional paid-in capital                                     1,671,207
   Deficit                                                         (803,472)
                                                                -----------

                                                                    871,640
Less: subscriptions receivable                                       (5,000)
                                                                -----------

                                                                    866,640
                                                                -----------

                                                                $ 1,141,776
                                                                ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                             FIRST AID DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Six Months Ended                   Three Months Ended
                                                                        June 30,                            June 30,
                                                            -----------       -----------      -----------      -----------
                                                                2000              1999             2000             1999
                                                            -----------       -----------      -----------      -----------
Net sales                                                   $ 1,328,904       $   851,458      $   710,976      $   445,673

Cost of sales                                                   937,954           612,709          517,456          318,442
                                                            -----------       -----------      -----------      -----------

Gross margin                                                    390,950           238,749          193,520          127,231

General and administrative expenses                             322,535           209,547          166,284          121,578
                                                            -----------       -----------      -----------      -----------

Income from continuing operations before income taxes
        provision for income taxes                               68,415            29,202           27,236            5,653


Provision for income taxes                                           --            42,750               --           21,375
                                                            -----------       -----------      -----------      -----------

Income from continuing operations                                68,415            71,952           27,236           27,028

Income (loss) from discontinued operations, net
        of income taxes                                              --           (21,878)             217               --
                                                            -----------       -----------      -----------      -----------

Net income                                                  $    68,415       $    50,074      $    27,236      $    27,245
                                                            ===========       ===========      ===========      ===========
Net income per share information:
   Basic:
      Net income per share                                  $       .02       $       .01      $       .01      $       .01
                                                            ===========       ===========      ===========      ===========

      Weighted average number of common shares                3,905,000         3,849,000        3,905,000        3,905,000
                                                            ===========       ===========      ===========      ===========
   Diluted:
      Net income per share                                  $       .02       $       .01      $       .01      $       .01
                                                            ===========       ===========      ===========      ===========

      Weighted average number of common shares                3,905,000         3,849,000        3,905,000        3,905,000
                                                            ===========       ===========      ===========      ===========




                 The accompanying notes are an integral part of
                     these condensed financial statements.

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended June 30,
                                                          -------------------------
                                                             2000            1999
                                                          ---------       ---------
Cash flows from operating activities:
  Net income                                              $  68,415       $  50,074
  Changes in assets and liabilities                        (179,275)        (90,971)
                                                          ---------       ---------

Net cash provided by (used in) operating activities        (110,860)        (39,997)
                                                          ---------       ---------
Cash flows from investing activities:
      Acquisition of customer list                         (133,362)             --
      Purchase of equipment                                    (675)         (5,182)
                                                          ---------       ---------

Net cash used in investing activities                      (134,037)         (5,182)
                                                          ---------       ---------
Cash flows from financing activities:
     Proceeds from sale of stock                                 --         112,000
                                                          ---------       ---------

Net cash provided by financing activities                        --         112,000
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents       (244,897)         66,821

Cash and cash equivalents, beginning of period              270,839          20,548
                                                          ---------       ---------

Cash and cash equivalents, end of period                  $  25,942       $  87,369
                                                          =========       =========
Supplemental Disclosure of Cash Paid:
  Interest                                                $      --       $      --
                                                          =========       =========




                 The accompanying notes are an integral part of
                     these condensed financial statements.

                             FIRST AID DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-SB.

The fiscal years ended December 31, 2000 and December 31, 1999 are herein referred to as "fiscal 2000" and "fiscal 1999", respectively.


2. INVENTORIES

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.

3. ACQUISITION OF ASSETS

         PURCHASE

             On March 17, 2000, the Company entered into an asset purchase agreement to buy certain assets from a Company stockholder. The Company purchased accounts receivable, inventory and customer lists for $200,000, as noted below, to be paid in cash. The $200,000 represents cost as reflected in the accounting books and records of the stockholder. As of March 31, 2000, $150,000 has been paid; the remaining $50,000 is due on demand.

             Accounts receivable                          $  25,264
             Inventories                                     41,374
             Customer listings                              133,362
                                                           --------
                                                           $200,000
                                                           ========
         COMMITMENTS

             The Company entered into a non-competition agreement and a consulting agreement with the original owner of the assets purchased above. The covenant not to compete is for a five-year term and provides for $25,000 each year, for a term of three years, to be paid in thirty-six equal installments totaling $75,000. The consulting agreement is for a three-year term and provides for thirty-six equal installments totaling $75,000.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN OUR FORM 10-SB FOR THE YEAR ENDED DECEMBER 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1999.

SALES Total revenue increased 60% in the second quarter of fiscal 2000 over the same period in fiscal 1999. The revenue increased $265,303 from $445,673 to $710,976 in the three months ended June 30, 2000 over the same period in the prior fiscal year. This was primarily due to growth in our customer base and the supplier agreement signed with Van Dyne Crotty, Inc., to be the primary supplier for its retail first aid distribution business. This revenue growth was also attributable to the Company acquiring certain assets and operations from a major stockholder, which were acquired from privately held Roehampton Medical Corporation, in a cash transaction, during March 2000.

COSTS AND EXPENSES The cost of sales for the second quarter increased $199,014 from $318,442 in the second quarter of fiscal 1999 to $517,456 in the second quarter of fiscal 2000. This resulted in an increase in the gross margin of $66,289, from $127,231 in the second quarter of fiscal 1999 to $193,520 in the second quarter of fiscal 2000. As a percentage, the gross margin decreased from 29% in fiscal 1999 to 28% in fiscal 2000, principally as a result of growth in distributor sales over our more profitable direct sales and increase in freight due to our expanding distribution.

General and administrative expenses increased $44,706 from $121,578 in the second quarter of fiscal 1999 to $166,284 in the second quarter of fiscal 2000. Also, general and administrative expenses increased as a percent of revenue from 28% in 1999 to 23% in 2000. The decrease in the percent of revenue resulted from increased sales without increasing staff or overhead.

INCOME FROM CONTINUING OPERATIONS The Company's income from continuing operations increased $21,583 during the second quarter of fiscal 2000 to $27,236, from $5,653 during the second quarter of fiscal 1999. The increase results from improved sales without increasing staff or overhead, the restructuring of our staff and the fine-tuning of our core operation after the sale of the regional van distribution business.

OTHER The Company had an income tax benefit during the second quarter of fiscal 1999 of $45,561. No income tax expense or benefit is recorded in the three month period ended June 30, 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense. The Company had income from discontinued operations during the second quarter of fiscal 1999 of $35,571. The overall net income decreased $9 during the second quarter of fiscal 2000 to $27,236 from $27,245 during the second quarter of fiscal 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

SALES Total revenues increased 56% for the six months ended June 30, over the same periods in fiscal 1999. Net sales increased $477,446 from $851,458 in the six months of fiscal 1999 to $1,328,904 in the six months of fiscal 2000. This was primarily due to growth in our customer base and the supplier agreement signed with Van Dyne Crotty, Inc., to be the primary supplier for its retail first aid distribution business. This revenue growth was also attributable to the Company acquiring certain assets and operations from a major stockholder, which were acquired from privately held Roehampton Medical Corporation, in a cash transaction, during March 2000.

COSTS AND EXPENSES The cost of sales for the six months increased $325,245 from $612,709 in the same period of fiscal 1999 to $937,954 for fiscal 2000. This resulted in an increase in the gross margin of $152,201, from $238,749 during the six months of fiscal 1999 to $390,950 for the same period of fiscal 2000. As a percentage, the gross margin increased from 28% in fiscal 1999 to 30% in fiscal 2000. The increase results from improving gross margins through volume discounts from our suppliers and improved pricing of our products from Direct ship sales.

General and administrative expenses increased $112,988 from $209,547 in the six months of fiscal 1999 to $322,535 during the six months of fiscal 2000. General and administrative expenses decreased as a percent of revenue from 25% in 1999 to 24% in 2000. The decrease in the percent of revenue resulted from increased sales without increasing staff or overhead.

INCOME FROM CONTINUING OPERATIONS The Company's income from continuing operations increased $39,213 during the six months of fiscal 2000 to $68,415, from $29,202 during the six months of fiscal 1999. The increase results from improved sales without increasing staff or overhead, the restructuring of our staff and the fine-tuning of our core operation after the sale of the regional van distribution business.

OTHER The Company had an income tax benefit during the six months of fiscal 1999 of $45,561. No income tax expense or benefit is recorded in the six month period ended June 30, 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense. The Company had income from discontinued operations during the six months of fiscal 1999 of $94,751. The overall net income increased $18,341 during the six months of fiscal 2000 to $68,415 from $50,074 during the six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's cash are net cash flows from operating activities and short-term vendor financing. Currently, the Company does not have available any established lines of credit with banking facilities.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION.

On March 17, 2000, the Company entered into an asset purchase agreement to buy certain assets from a company stockholder (See Note 3 of the financial statements).

ITEM 6. EXHIBITS:

(a)   (27.1)  Financial Data Schedule

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST AID DIRECT, INC.,
                                         a Florida Corporation

Date: August 21, 2000                    By  /s/ Robert Sussman
                                            -----------------------------------
                                            Robert Sussman, President and CEO
                                            (Principal Executive Officer)