Form 10QSB/A
period 2000-06-30
FIRST AID DIRECT INC
filed 2000-11-17
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2000
         -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to______

         Commission file number: 0-30629
                        -------


                             FIRST AID DIRECT, INC.
                 (Name of small business issuer in its charter)


                         Florida                          59-1796257
                         -------                          ----------
                (State of incorporation)            (IRS employer Ident. No.)


       10211 N.W. 53rd St., Sunrise, FL                     33351
       --------------------------------                     -----
          (address of principal office)                   (Zip Code)

                  Registrant's telephone number: (954) 749-9926

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2000:
               3,905,000 shares of Common Stock, $.001 par value.

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


PART II.  OTHER INFORMATION

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K.

                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                         ASSETS
                                         ------

Current assets:
   Cash                                                             $    25,942
   Accounts receivable                                                  413,809
   Inventories                                                          462,146
                                                                    -----------

     Total current assets                                               901,897
                                                                    -----------

Property and equipment, net                                              75,959
Intangible asset, net                                                   129,559
Other assets                                                             34,361
                                                                    -----------

                                                                    $ 1,141,776

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                            $   225,136
   Due to stockholder                                                    50,000
                                                                    -----------

     Total current liabilities                                          275,136
                                                                    -----------


Stockholders' equity:
   Common stock                                                           3,905
   Additional paid-in capital                                         1,596,207
   Deficit                                                             (728,472)
                                                                    -----------

                                                                        871,640

Less: subscriptions receivable                                           (5,000)
                                                                    -----------

                                                                        866,640

                                                                    $ 1,141,776

         The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Six Months Ended            Three Months Ended
                                                                  June 30,                     June 30,
                                                                  --------                     --------
                                                            2000            1999           2000           1999
                                                         -----------    -----------    -----------    -----------

Net sales                                                $ 1,328,904    $   851,458    $   710,976    $   445,673

Cost of sales                                                937,954        612,709        517,456        318,442
                                                         -----------    -----------    -----------    -----------

Gross margin                                                 390,950        238,749        193,520        127,231

General and administrative expenses                          322,535        247,047        166,284        140,328
                                                         -----------    -----------    -----------    -----------

Income from continuing operations before  income taxes
        provision for income taxes                            68,415         (8,298)        27,236        (13,097)


Provision for income taxes                                        --        (22,000)            --        (11,000)
                                                         -----------    -----------    -----------    -----------

Income from continuing operations                             68,415         13,702         27,236         (2,097)

Income (loss) from discontinued operations, net
        of income taxes                                           --         (1,128)            --            217
                                                         -----------    -----------    -----------    -----------

Net income                                               $    68,415    $    12,574    $    27,236    $    (1,880)
                                                         ===========    ===========    ===========    ===========


Net income per share information:
   Basic:
      Net income per share                               $       .02    $       .00    $       .01    $       .00
                                                         ===========    ===========    ===========    ===========

      Weighted average number of common shares             3,905,000      3,868,492      3,905,000      3,905,000
                                                         ===========    ===========    ===========    ===========

   Diluted:
      Net income per share                               $       .02    $       .00    $       .01    $       .00
                                                         ===========    ===========    ===========    ===========

      Weighted average number of common shares             3,905,000      3,868,492      3,905,000      3,905,000
                                                         ===========    ===========    ===========    ===========





         The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                      ------------------------

                                                          2000        1999
                                                       ---------    ---------

Cash flows from operating activities:
  Net income                                           $  68,415    $  12,574
  Depreciation and amortization                           14,803       14,000
  Changes in assets and liabilities                     (177,440)     (66,571)
                                                       ---------    ---------

Net cash used in operating activities                    (94,222)     (39,997)
                                                       ---------    ---------

Cash flows from investing activities:

      Purchase of equipment                                 (675)      (5,182)
                                                       ---------    ---------

Net cash used in investing activities                       (675)      (5,182)
                                                       ---------    ---------

Cash flows from financing activities:
     Repayment of stockholder loan                      (150,000)          --
     Proceeds from sale of stock                              --      112,000
                                                       ---------    ---------

Net cash provided by (used in) financing activities     (150,000)     112,000
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents    (244,897)      66,821

Cash, beginning of period                                270,839       20,548
                                                       ---------    ---------

Cash, end of period                                    $  25,942    $  87,369
                                                       =========    =========

Supplemental Disclosure of Cash Paid:
  Interest                                             $      --    $      --
                                                       =========    =========
Non-cash Investing and Financing Activities:

     Assets acquired in exchange for debt              $ 200,000
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

3. Acquisition of assets

         Purchase

             On March 17, 2000, the Company entered into an asset purchase agreement to buy certain assets from a Company stockholder. The Company purchased accounts receivable, inventory and customer lists for $200,000, as noted below, to be paid in cash. The $200,000 represents cost as reflected in the accounting books and records of the stockholder. As of June 30, 2000, $150,000 has been paid; the remaining $50,000 is due on demand.

             Accounts receivable                                 $ 25,264
             Inventories                                           41,374
             Customer listings                                    133,362
                                                                 --------
                                                                 $200,000

         Commitments

             The Company entered into a non-competition agreement and a consulting agreement with the original owner of the assets purchased above. The covenant not to compete is being amortized over the five-year term of the agreement and provides for payments of $25,000 each year, for a term of three years, to be paid in thirty-six equal installments totaling $75,000. The consulting agreement is for a three-year term and provides for thirty-six equal installments totaling $75,000.

4. Sales to Stockholder

During the six months ended June 30, 2000, 19% of revenue was derived from sales to a stockholder.

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

Sales Total revenue increased 60% in the second quarter of fiscal 2000 over the same period in fiscal 1999. The revenue increased $265,303 from $445,673 to $710,976 in the three months ended June 30, 2000 over the same period in the prior fiscal year. Revenue increased 30% due to the supplier agreement signed with Van Dyne Crotty, Inc., to be the primary supplier for its retail first aid distribution business. An additional revenue increase of 12% was attributable to the Company acquiring a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 3 to the financial statements. The remaining revenue increase resulted from increased sales to other distributors.

Costs and Expenses The cost of sales for the second quarter increased $199,014 from $318,442 in the second quarter of fiscal 1999 to $517,456 in the second quarter of fiscal 2000. This resulted in an increase in the gross margin of $66,289, from $127,231 in the second quarter of fiscal 1999 to $193,520 in the second quarter of fiscal 2000. As a percentage, the gross margin decreased from 29% in fiscal 1999 to 27% in fiscal 2000, principally as a result of growth in distributor sales over our more profitable direct sales and increases in freight due to our expanding distribution.

General and administrative expenses increased $25,956 from $140,328 in the second quarter of fiscal 1999 to $166,284 in the second quarter of fiscal 2000. Also, general and administrative expenses decreased as a percent of revenue from 31% in 1999 to 23% in 2000. The increase in general and administrative expenses resulted from an increase in sales staff to develop new markets as well as increased costs associated with filing the Form 10-SB to become a fully reporting publicly held company. The decrease in the percent of revenue resulted from increased sales without increasing staff or overhead at the same rate.

Income from continuing operations The Company's income from continuing operations increased $40,333 during the second quarter of fiscal 2000 to $27,236, from a loss of $13,097 during the second quarter of fiscal 1999. The increase results from improved sales without increasing overhead at the same rate, the restructuring of our staff and the fine-tuning of our core operation after the sale of the regional van distribution business.

Other The Company had an income tax benefit during the second quarter of fiscal 1999 of $11,000. No income tax expense or benefit is recorded in the six month period ended June 30, 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense. The Company had income from discontinued operations during the second quarter of fiscal 1999 of $217. The overall net income increased $29,116 during the second quarter of fiscal 2000 to $27,236 from a net loss of $1,880 during the second quarter of fiscal 1999.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999.

Sales Total revenues increased 56% for the six months ended June 30, over the same periods in fiscal 1999. Net sales increased $477,446 from $851,458 in the six months of fiscal 1999 to $1,328,904 in the six months of fiscal 2000. Revenue increased 30% due to the supplier agreement signed with Van Dyne Crotty, Inc., to be the primary supplier for its retail first aid distribution business. An additional revenue increase of 6% was attributable to the Company acquiring a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 3 to the financial statements. The remaining revenue increase resulted from increased sales to other distributors.

Costs and Expenses The cost of sales for the six months increased $325,245 from $612,709 in the same period of fiscal 1999 to $937,954 for fiscal 2000. This resulted in an increase in the gross margin of $152,201, from $238,749 during the six months of fiscal 1999 to $390,950 for the same period of fiscal 2000. As a percentage, the gross margin increased from 28% in fiscal 1999 to 29% in fiscal 2000. The increase results from improving gross margins through volume discounts from our suppliers and improved pricing of our products from direct ship sales.

General and administrative expenses increased $75,488 from $247,047 in the six months of fiscal 1999 to $322,535 during the six months of fiscal 2000. General and administrative expenses decreased as a percent of revenue from 29% in 1999 to 24% in 2000. The decrease in the percent of revenue resulted from increased sales without increasing staff or overhead at the same rate.

Income from continuing operations The Company's income from continuing operations increased $76,713 during the six months of fiscal 2000 to $68,415, from a loss of $8,298 during the six months of fiscal 1999. The increase results from improved sales without increasing staff or overhead, the restructuring of our staff and the fine-tuning of our core operation after the sale of the regional van distribution business.

Other The Company had an income tax benefit during the six months of fiscal 1999 of $22,000. No income tax expense or benefit is recorded in the six month period ended June 30, 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense. The Company had a loss from discontinued operations during the six months of fiscal 1999 of $1,128. The overall net income increased $55,841 during the six months of fiscal 2000 to $68,415 from $12,574 during the six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's cash are net cash flows from operating activities and short-term vendor financing. Currently, the Company does not have available any established lines of credit with banking facilities.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio (3.28 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

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

                  First Aid Direct, Inc., a Florida corporation



Date: November 13, 2000             By  /s/   Scott Siegel
                                      --------------------------------------
                                             Scott Siegel, President and CEO
                                             (Principal Executive Officer)