Form 10QSB
period 2000-09-30
FIRST AID DIRECT INC
filed 2000-11-17
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2000
                                                              ------------------

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2000: 3,905,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS
                                   Form 10-QSB
                    For the Quarter Ended September 30, 2000


PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  Condensed Balance Sheet (Unaudited) as of September 30, 2000          Page 3

                  Condensed Statements of Income (Unaudited) for the nine months ended September 30, 2000 and 1999 and the three months ended
                     September 30, 2000 and 1999                                        Page 4
                  Condensed Statements of Cash Flows (Unaudited) for the nine months
                     ended September 30, 2000 and 1999                                  Page 5

                  Notes to Financial Statements.                                        Page 6


Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.


PART II.  OTHER INFORMATION

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K.

                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
   Cash                                                             $    18,861
   Accounts receivable                                                  433,540
   Inventories                                                          469,206
                                                                    -----------

     Total current assets                                               921,607
                                                                    -----------

Property and equipment, net                                              72,838
Intangible asset, net                                                   126,418
Other assets                                                             74,096
                                                                    -----------

                                                                    $ 1,194,959
                                                                    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------


Current Liabilities:
   Accounts payable and accrued expenses                            $   244,771
   Due to stockholder                                                    93,387
                                                                    -----------

     Total current liabilities                                          338,158
                                                                    -----------


Stockholders' equity:
   Common stock                                                           3,905
   Additional paid-in capital                                         1,671,207
   Deficit                                                             (818,311)
                                                                    -----------

                                                                        856,801

                                                                    $ 1,194,959
                                                                    ===========


         The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Nine Months Ended         Three Months Ended
                                                                September 30,              September 30,
                                                          -------------------------   --------------------------
                                                              2000          1999         2000           1999
                                                          -----------   -----------   -----------    -----------
Net sales                                                 $ 2,092,582   $ 1,421,781   $   763,678    $   570,323

Cost of sales                                               1,484,923       985,218       546,969        372,509
                                                          -----------   -----------   -----------    -----------

Gross margin                                                  607,659       436,563       216,709        197,814

General and administrative expenses                           554,083       362,638       231,548        153,091
                                                          -----------   -----------   -----------    -----------

Income (loss) from continuing operations before income taxes

        provision for income taxes                             53,576        73,925       (14,839)        44,723


Provision for income taxes                                         --        39,440            --         17,440
                                                          -----------   -----------   -----------    -----------

Income (loss) from continuing operations                       53,576        34,485       (14,839)        27,283

Income from discontinued operations, net
        of income taxes                                            --        29,913            --         31,041
                                                          -----------   -----------   -----------    -----------

Net income (loss)                                         $    53,576   $    64,398   $   (14,839)   $    58,324
                                                          ===========   ===========   ===========    ===========


Net income (loss) per share information:
   Basic:
      Net income (loss) per share                         $       .01   $       .02   $       .00    $       .02
                                                          ===========   ===========   ===========    ===========

      Weighted average number of common shares              3,905,000     3,880,795     3,905,000      3,905,000
                                                          ===========   ===========   ===========    ===========

   Diluted:
      Net income (loss) per share                         $       .01   $       .02   $       .00    $       .02
                                                          ===========   ===========   ===========    ===========

      Weighted average number of common shares              3,979,667     4,054,795     3,979,667      4,079,000
                                                          ===========   ===========   ===========    ===========


         The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                            2000        1999
                                                         ---------    ---------

Cash flows from operating activities:
  Net income                                             $  53,576    $  64,398
  Depreciation and amortization                             23,728       21,000
  Changes in assets and liabilities                       (176,228)    (163,082)
                                                         ---------    ---------

Net cash provided by (used in) operating activities        (98,924)     (77,684)
                                                         ---------    ---------

Cash flows from investing activities:
      Purchase of equipment                                 (3,054)     (22,534)
                                                         ---------    ---------

Net cash used in investing activities                       (3,054)     (22,534)
                                                         ---------    ---------

Cash flows from financing activities:
     Repayment of stockholder loan                        (150,000)
     Proceeds from sale of stock                                --      112,000
                                                         ---------    ---------

Net cash (used in) provided by financing activities       (150,000)     112,000
                                                         ---------    ---------

Net increase (decrease) in cash                           (251,978)      11,782

Cash, beginning of period                                  270,839       20,548
                                                         ---------    ---------

Cash, end of period                                      $  18,861    $  32,330
                                                         =========    =========

Supplemental Disclosure of Cash Paid:
  Interest                                               $      --    $      --
                                                         =========    =========


Non-cash Investing and Financing Activities:
     Assets acquired in exchange for debt                $ 200,000
                                                         =========




         The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-SB.

The fiscal years ended December 31, 2000 and December 31, 1999 are herein referred to as "fiscal 2000" and "fiscal 1999", respectively.

2. Inventories

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.

3. Acquisition of assets

         Purchase

             On March 17, 2000, the Company entered into an asset purchase agreement to buy certain assets from Van Dyne Crotty, Inc., a stockholder. The Company purchased accounts receivable, inventory and customer lists for $200,000, as noted below, to be paid in cash. The $200,000 represents cost as reflected in the accounting books and records of the stockholder. As of September 30, 2000, $150,000 has been paid; the remaining $50,000 is due on demand.

             Accounts receivable                                       $ 25,264
             Inventories                                                 41,374
             Customer listings                                          133,362
                                                                        -------
                                                                       $200,000
                                                                       ========
         Commitments

             The Company entered into a non-competition agreement and a consulting agreement with the original owner of the assets purchased above. The covenant not to compete is being amortized over the five-year term of the agreement and provides for $25,000 each year, for a term of three years, to be paid in thirty-six equal installments totaling $75,000. The consulting agreement is for a three-year term and provides for thirty-six equal installments totaling $75,000.

4. Sales to Stockholder

             During the nine months ended September 30, 2000, 23% of revenue was derived from sales to a stockholder.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations

RESULT OF OPERATIONS

Three months ended September 30, 2000 compared to the three months ended September 30, 1999.

Sales Total revenues increased 34% in the third quarter of fiscal 2000 over the same period in fiscal 1999. The revenue increased $193,355 from $570,323 to $763,678 in the three months ended September 30, 2000 over the same period in the prior fiscal year. Revenue increased 40% due to the supplier agreement signed with Van Dyne Crotty, Inc., to be the primary supplier for its retail first aid distribution business. An additional revenue increase of 12% was attributable to the Company acquiring a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 3 to the financial statements. Revenue from other customers decreased primarily due to the loss of sales to distributors that were purchased by other competitors.

Costs and Expenses The cost of sales for the third quarter increased $174,460 from $372,509 in the third quarter of fiscal 1999 to $546,969 in the third quarter of fiscal 2000. This resulted in an increase in the gross margin of $18,895, from $197,814 in the third quarter of fiscal 1999 to $216,709 in the third quarter of fiscal 2000. As a percentage, the gross margin decreased from 35% in fiscal 1999 to 28% in fiscal 2000, principally as a result of growth in distributor sales over our more profitable direct sales and increases in freight due to our expanding geographic distribution.

General and administrative expenses increased $78,457 from $153,091 in the third quarter of fiscal 1999 to $231,548 in the third quarter of fiscal 2000. Also, general and administrative expenses increased as a percent of revenue from 27% in 1999 to 30% in 2000. The increase primarily resulted from the salary payout to the officer who left the Company during the quarter along with other administrative costs associated with filing the Form 10-SB to become a fully reporting publicly held company.

Income from continuing operations before income taxes The Company's income from continuing operations decreased $59,562 during the third quarter of fiscal 2000 to loss of $14,839, from an income of $44,723 during the third quarter of fiscal 1999. The decrease was primarily a result of the salary payout to the officer who left the Company during the quarter along with other administrative costs associated with filing the Form 10-SB to become a fully reporting publicly held company.

Other No income tax expense or benefit is recorded in the three-month period ended September 30, 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense. The Company had income from discontinued operations, net of income taxes, during the third quarter of fiscal 1999 of $31,041. The overall net income decreased $73,163 during the third quarter of fiscal 2000 to a loss of $14,839 from an income of $58,324 during the third quarter of fiscal 1999.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

Sales Total revenues increased 47% for the nine months ended September 30, 2000 over the same periods in fiscal 1999. Net sales increased $670,801 from $1,421,781 in the nine months of fiscal 1999 to $2,092,582 in the nine months of fiscal 2000. Revenue increased 34% due to the supplier agreement signed with Van Dyne Crotty, Inc., to be the primary supplier for its retail first aid distribution business. An additional revenue increase of 9% was attributable to the Company acquiring a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 3 to the financial statements.

Costs and Expenses The cost of sales for the nine months increased $499,705 from $985,218 in the same period of fiscal 1999 to $1,484,923 for fiscal 2000. This resulted in an increase in the gross margin of $171,096, from $436,563 during the nine months of fiscal 1999 to $607,659 for the same period of fiscal 2000. As a percentage, the gross margin decreased from 31% in fiscal 1999 to 29% in fiscal 2000. The decrease results principally as a result of growth in distributor sales over our more profitable direct sales and an increase in freight costs due to our expanding geographic distribution.

General and administrative expenses increased $191,445 from $362,638 in the nine months of fiscal 1999 to $554,083 during the nine months of fiscal 2000. General and administrative expenses increased as a percent of revenue from 26% in 1999 to 27% in 2000. The increase resulted primarily from the salary payout to the officer who left the Company during the quarter along with other administrative costs associated with filing the Form 10-SB to become a fully reporting publicly held company.

Income from continuing operations The Company's income from continuing operations decreased $20,349 during the nine months of fiscal 2000 to $53,576, from $73,925 during the nine months of fiscal 1999. The decrease primarily resulted from the salary payout to the officer who left the Company during the quarter along with other administrative costs associated with filing the Form 10-SB to become a fully reporting publicly held company.

Other No income tax expense or benefit is recorded in the nine-month period ended September 30, 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense. The Company had income from discontinued operations, net of income taxes, during the nine months of fiscal 1999 of $29,913. The overall net income decreased $10,822 during the nine months of fiscal 2000 to $53,576 from $64,398 during the nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's cash are net cash flows from operating activities and short-term vendor financing. Currently, the Company does not have available any established lines of credit with banking facilities.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio (2.73 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

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

                  First Aid Direct, Inc., a Florida corporation

Date: November 14, 2000                By  /s/ Scott Siegel
                                         --------------------------------------
                                               Scott Siegel, President and CEO
                                               (Principal Executive Officer)