Form 10KSB40
period 2000-12-31
FIRST AID DIRECT INC
filed 2001-03-30
CIK 1114644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                             FIRST AID DIRECT, INC.
             (Exact name of registrant as specified in its charter)

         FLORIDA                                       59-1796257
--------------------------------------------------------------------------------
 (State of incorporation)                  (I.R.S. Employer Identification No.)

10211 NORTHEAST 53RD STREET, SUNRISE, FLORIDA                   33351
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's Telephone Number                                   (954) 749-9926
--------------------------------------------------------------------------------

Securities to be registered pursuant to 12(b) of the Act:     NONE
--------------------------------------------------------------------------------

Securities to be registered pursuant to 12(g) of the Act:

                          COMMON STOCK $.001 PAR VALUE
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past ninety (90) days.

         YES [X]   NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

State registrant's revenues for its most recent fiscal year.  $2,833,406

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 15, 2001, amounted to $3,856,000.

The number of shares outstanding of the registrant's common stock as of March 15, 2001 was 3,985,000 common shares.

                             FIRST AID DIRECT, INC.

                                      INDEX

                                                                          Page
                                                                          ----

ITEM 1 - DESCRIPTION OF BUSINESS                                            1

ITEM 2 - DESCRIPTION OF PROPERTY                                            5

ITEM 3 - LEGAL PROCEEDINGS                                                  5

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                6

ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
           EQUITY AND OTHER SHAREHOLDER MATTERS                             6

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              8

ITEM 7 - FINANCIAL STATEMENTS                                              10

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                             10

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                10

ITEM 10 - REMUNERATION OF DIRECTORS AND OFFICERS                           11

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                     13

ITEM 12 - INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS       14

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                                    16

SIGNATURES                                                                 17

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

First Aid Direct, Inc. ("First Aid" or the "Company") was organized in July 1977 in the State of Florida under the name of Rehabilitation Institute of South Florida, Inc. It remained dormant until it began active operations in September 1997. First Aid is a national distribution business that wholesales first aid products to first aid distributors across the nation. Most of the distributors operate mobile first aid van services that sell and service the industrial first aid kits, mandated by OSHA regulations. These kits are placed in many different types of businesses and industrial locations such as factories, distribution warehouses, offices, auto repair shops and dealerships, hotels and retail stores. The Company currently has approximately 140 distributors located in 42 states throughout the United States. These states include Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, Mississippi, Montana, North Carolina, North Dakota, Nevada, New Jersey, New Mexico, Nevada, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, West Virginia, and Wyoming.

A distributor typically operates a number of routes. Each route consists of several hundred locations that are visited by the route driver/salesman at least once a month. The driver/salesman will typically visit some 20 locations each day. The driver/salesman operates a van stocked with first aid supplies and uses the inventory to refill the kits that are placed in each location. The kits contain a mix of first aid products designed and packaged for industrial use, including bandages, tapes, gauze, antiseptics, ointments and over-the-counter medications such as aspirin, cough medications, etc. First Aid has specialized packaging that lends itself to the workplace. All items are packed in multilingual boxes that wherever possible are dispenser packs that offer each individual product in a sanitary sealed package as part of a tear off strip.

In addition, First Aid provides a direct to business program called "Direct Ship". This program involves direct shipments to businesses. These companies typically are not our distributor types of customers because their usage is too limited for a driver/salesman to service monthly or they need centralized billing, control and pricing. First Aid offers these customers a direct order system using phone, fax or the First Aid Internet web site. Approximately four percent (4%) of our business is based upon the "Direct Ship" program and approximately ninety-six percent (96%) of our business is based upon independent distributorship, hospitals and emergency service agencies.

INDUSTRY BACKGROUND

The first aid business is comprised of many independent distributors of first aid and safety products to the workplace via mobile van services. Products and services include first aid cabinets, over-the-counter medications and general first aid supplies. Certain distributors also offer safety products and a variety of related training programs.

These independent distributors purchase their products through value-added wholesale distribution companies. There are approximately 12 such companies operating in the United States. Typically, a wholesale company will recruit distributors within the industry to distribute products under the wholesaler's names. The typical business relationship between wholesaler and distributor features restrictions such as limited territories, non-compete agreements and agreements to use the wholesale company's name as the distributor's product line.

Today, the market for these distributors is virtually any business. The reason is that the Federal Occupational Safety & Health Administration (OSHA) has a regulation (29 CFR 1910.151(b)) that requires that First Aid supplies be readily available in the workplace. It is more convenient for the business operator to use the services of the first aid distributor to supply the correct product mix of required first aid supplies that are not only designed for use in the workplace, but are refilled and kept current each month.

A consolidation has taken place in the first aid distribution industry. Zee Medical, a subsidiary of wholesale distributor McKesson HBOC, Inc., currently is one of the oldest and also has a large market share. Cintas Corp. decided to penetrate this market quickly, and therefore adopted an acquisition strategy. The first acquisition was in February 1997, which was followed by three additional acquisitions, another in 1997 and two in 1998. Zee Medical and Cintas Corp. represent our major competition and they each place broad restrictions on their distributors, including geographical restraints on distribution.

As a result of the consolidation of some of the major distributors in the first aid supply business, distributors working within the same territory that previously bought from competing companies are now being supplied by the same parent company. First Aid believes that many of these distributors desire more independence and choice than the new consolidated entities can offer. We believe these market conditions provide an opportunity for First Aid to emerge and compete for the business of the first aid distributors dissatisfied with the new corporate structure brought on by the consolidation in the industry.

COMPANY BACKGROUND

The Company began active operations in September 1997 in Fort Lauderdale, Florida as a national distribution company to wholesale first aid products to distributors across the nation.

In response to certain distributor dissatisfaction with the consolidation of the first aid product industry, management founded First Aid Select, Inc. The intent of the new venture was to offer existing distributors displeased with consolidation an alternative source of supply while offering new entries into the first aid business a national brand of products and support. First Aid places no territorial restrictions on its distributors, giving existing operators, dissatisfied with their territorial restriction agreements with the major wholesalers, the opportunity to expand regionally.

VAN DYNE-CROTTY TRANSACTIONS

Effective December 16, 1999, Scott Siegel and Robert Sussman, previously major stockholders of the Company, entered into a Share Purchase Agreement with Van Dyne-Crotty, Inc. under which Van Dyne-Crotty acquired 1,000,000 shares of First Aid's common stock from Mr. Siegel and 400,000 shares of First Aid's common stock from Mr. Sussman.

In conjunction with the Share Purchase Agreement, Van Dyne-Crotty and First Aid Select entered into an Asset Purchase Agreement. On December 20, 1999, First Aid transferred all of the assets represented by its van distribution business to Van Dyne-Crotty, consisting of motor vehicles, accounts receivable, inventory, and various permits. The purchase price for these assets was $350,000, which was paid in cash. Van Dyne-Crotty also assumed debt of approximately $60,000 associated with the mobile van distribution business. The parties simultaneously entered into a Supply Agreement under which Van Dyne-Crotty agreed to purchase all of its requirements for first aid products and supplies from First Aid for a five-year term, unless First Aid were sold to a competitor of Van Dyne-Crotty. Under the terms of this supply agreement, First Aid is required to sell the products at the lowest of the prevailing market price for the best grade for each type of item covered. First Aid may alter the price of any item upon notice, but Van Dyne-Crotty may discontinue purchasing its total requirements of any item if the price is not comparable or the quality of the item is not competitive with similar types of products. The determination of whether our pricing is not competitive is made by price comparison with other wholesalers of first aid products.

For the year ended December 31, 2000, Van Dyne-Crotty accounted for 25% of the Company's revenues.

Following the December 16, 1999 Asset Purchase Agreement, we changed our name from First Aid Select, Inc. to First Aid Direct, Inc. Van Dyne-Crotty's newly formed first aid supply van division began operating under the name First Aid Select.

On March 16, 2000, First Aid entered into an Asset Purchase Agreement to buy certain assets from Van Dyne-Crotty, which Van Dyne-Crotty acquired from Roehampton Supply, Inc. As was the case with the Asset Purchase Agreement between Van Dyne-Crotty and First Aid that occurred on December 16, 1999, Van Dyne-Crotty retained equipment, product and marketing information from Roehampton Supply associated with its van distribution business. It assigned and sold to First Aid those products, assets and marketing information consistent with First Aid's wholesale distribution operations. The Roehampton products sold to First Aid have a similar customer base to First Aid and complement its product offering. They are marketed to first aid distributors, hospitals, and emergency response teams.

Included in the total assets acquired by Van Dyne-Crotty were accounts receivable, inventory and the customer list related to certain products associated with Roehampton Supply's line of first aid products. First Aid acquired the accounts receivable, inventory and the customer listings from Van Dyne-Crotty at Van Dyne-Crotty's cost at the time of the Roehampton transaction. The purchase price was $200,000 to be paid in cash and as of December 31, 2000, the full $200,000 has been paid.

On March 20, 2000, First Aid entered into a non-competition agreement and a consulting agreement with the original owner of the Roehampton assets. The covenant not to compete is for a five-year term and provides for payment of $25,000 each year, for a term of three years, to be paid in thirty-six equal installments totaling $75,000. The consulting agreement is for a three-year term and provides for payment of $75,000 to the consultant in thirty-six equal installments.

STRATEGY

Our strategy is to offer existing distributors that are dissatisfied with the consolidation of the first aid products industry an alternative source of supply. By seeking federal trademark protection of our brand names and innovating the package design for our products, our goal is to offer new entrants into the first aid business a national brand of products and support. First Aid places no territorial restrictions on its distributors, giving existing operators the opportunity to expand regionally. Without territory agreements and based upon our "Direct Ship" program, we believe that First Aid will be able to offer large national companies a centralized and uniform direct buying program.

First Aid Direct was one of the early innovators in the industry introducing retail quality packaging, eliminating territorial restrictions, and providing direct e-commerce ordering and "Direct Ship" programs. However, at the present time, most of First Aid's competitors have developed e-commerce capability.

PRODUCTS AND SERVICES

Our product line and services include the following type of items and services: cabinets and first aid kits, first aid treatments, first aid tablets, safety equipment, training and compliance and distributor services.

PRODUCT LIABILITY

We maintain product liability insurance in the amount of $5,000,000. Our suppliers also maintain product liability insurance. Our purchase orders with our suppliers do not limit or allocate liability between the parties.

MARKETING AND SALES

Our sales team, which currently consists of one sales director, is responsible for developing new business. The team solicits distributor and direct ship customers by telephone and in-person sales calls. We also participate in a number of national trade shows and associations to develop new customers and to meet with existing ones.

Management believes that three criteria drive the purchase of first aid products. They are price, quality and service. We believe we are offering pricing and quality comparable to our competitors. First Aid has established a number of services like a fully interactive web site allowing for direct purchases online for both distributor and direct ship customers. In addition, we work with our distributors through virtually every aspect of starting, managing and maintaining a productive operation, offering a variety of classroom and field training sessions.

COMPETITION

Because of recent industry consolidations, two companies, Zee and Cintas, dominate the market. There are many independent distributors who view this consolidation as detrimental to their business. We believe they will prefer to do business with independently owned and operated wholesale companies.

EMPLOYEES

First Aid currently employs nine persons, six of whom are full-time employees, in the following capacities: one administrator, one in sales and marketing, two office staff and five in warehouse and assembly. The Company's employees are not represented by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

First Aid Direct's corporate headquarters and distribution center is located at 10211 NW 53rd Street, Sunrise, Florida, 33351. The business has been at this location for three years. We do approximately 20% of packaging at our own facility. The operation is located in a modern warehouse complex and currently occupies 7,200 square feet of fully air-conditioned space consisting of 1,500 square feet of office space, a 250 square foot assembly area and 5,450 square feet of warehouse. We lease the facility through July 31, 2004 from Mr. Robert Sussman, formerly a director and Chief Executive Officer, at a $53,000 annual rental, in a multiple tenant facility. The terms of the lease are comparable with that provided to non-related tenants.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

First Aid's common stock currently trades on the Over-The-Counter Bulletin Board under the symbol "FADI" (the ticker symbol was changed to "FADI" from "FASL" on February 12, 2001). As of December 31, 2000 there were 62 shareholders of record of our common stock. Our common stock traded on the Over-The-Counter Bulletin Board under the symbol "FASL" from May 1998 to November 1999. On November 18, 1999, our common stock was de-listed from the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc. for failure to comply with the phase-in provisions of the OTC Bulletin Board Eligibility Rule, which required all companies whose securities are quoted on the OTC Bulletin Board to become reporting companies with the Securities and Exchange Commission. In December 2000 First Aid became a fully reporting company with the Securities and Exchange Commission. In February 2001 First Aid common stock again began trading on the Over-The-Counter Bulletin Board.

The following table sets forth the high and low sales prices for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

         Period                          High              Low
         ------                         ------           ------

Quarter ended 09/30/98                  $ 1.25           $ 0.63
Quarter ended 12/31/98                  $ 0.75           $ 0.28

Quarter ended 03/31/99                  $ 1.13           $ 0.34
Quarter ended 06/30/99                  $ 1.06           $ 0.44
Quarter ended 09/30/99                  $ 2.25           $ 0.56
Quarter ended 12/31/99                  $ 2.25           $ 0.20

Quarter ended 03/31/00                  $ 1.00           $ 0.21
Quarter ended 06/30/00                  $ 1.01           $ 0.40
Quarter ended 09/30/00                  $ 1.06           $ 0.30
Quarter ended 12/31/00                  $ 0.51           $ 0.25

Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Declaration and payment of future dividends, if any, will be at the sole discretion of the board of directors.

PENNY STOCK

Until our shares qualify for inclusion in the Nasdaq system, the trading of securities will continue to be in the over-the-counter markets, commonly referred to as the pink sheets or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a penny stock, for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement regarding the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience, and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The NASD has recently made changes in the criteria for Nasdaq eligibility. In order to continue to be included on Nasdaq, a company must maintain $2,000,000 in net tangible assets or $35,000,000 in market capitalization or $500,000 net income in latest fiscal year or two of the last three fiscal years, a $1,000,000 market value of its publicly-traded securities and 500,000 shares in public float. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Aid operated both a wholesale distribution business and a retail van distribution business from inception until December 16, 1999 when it sold its retail van distribution assets and customer list to a shareholder in return for cash and a supply agreement. Since the sale, First Aid operates solely as a wholesale distribution business. To understand the following discussion of First Aid's performance, the following discussion should be read in conjunction with the financial statements, including the related notes and other information appearing elsewhere in this report.

First Aid's continuing operations consist of the wholesale distribution of first aid and safety products to retail van distributors and the direct sale of those products to end users through a direct ship operation.

The accompanying financial statements for 1999 reflect the former retail van distribution division as a discontinued operation and Management's Discussion and Analysis discusses only continuing operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

SALES. Total revenues increased 42% over 1999. Net sales increased $834,000 from $1,999,000 in fiscal 1999 to $2,833,000 in 2000. Net sales increased 35% due to the supplier agreement signed in December 1999 with Van Dyne Crotty, Inc., to be the primary supplier for its retail first aid distribution business. An additional sales increase of 9% was attributable to the acquisition of a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 11 to the financial statements. Sales from other customers decreased 2% primarily due to the loss of sales to distributors that were purchased by other competitors.

COSTS AND EXPENSES. Cost of sales increased $646,000 from $1,424,000 in 1999 to $2,070,000 in 2000. This resulted in an increase in the gross margin of $188,000 from $575,000 during 1999 to $764,000 for 2000. As a percentage, the gross margin decreased from 29% in 1999 to 27% in 2000. The decrease results principally from growth in distributor sales over our more profitable direct sales and an increase in freight costs due to our expanding geographic distribution.

GENERAL AND ADMINISTRATIVE. Expenses increased $130,000 from $701,000 in 1999 to $831,000 during 2000. General and administrative expenses decreased as a percent of sales from 35% in 1999 to 29% in 2000. The decrease resulted primarily from the increase in sales combined with lower wages from the elimination of certain executive positions to streamline operations.

LOSS FROM CONTINUING OPERATIONS. The Company's loss from continuing operations increased $27,000 during 2000 to $67,000, from $40,000 during 1999. The increase primarily resulted from a reduction of the tax benefit. In 1999, the loss from continuing operations was offset for tax purposes against the gain from the sale of the retail van operations.

OTHER. No income tax benefit was recorded in 2000, as the Company has no income against which to offset the losses incurred. The Company had total income from discontinued operations, net of income taxes, during 1999 of $173,000. The overall net income/(loss) decreased $201,000 during 2000 to a net loss of $(67,000) from a net income of $133,000 during 1999. The net income in 1999 resulted from the gains, net of tax, from the sale of the retail van operations as disclosed in Note 10 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The primary ongoing sources of the Company's cash are net cash flows from operating activities. The Company established a $250,000 line of credit with a bank that matures in February 2002 to fund cash requirements as needed. The line requires monthly interest payments and bears interest at the prime rate of interest (9.5% at December 31, 2000). As of December 31, 2000, $138,000 was outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

The Company believes its current cash position as well as its unused borrowing capacity on the line of credit, coupled with its cash flow forecast for the year and periods beyond, will be sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio (3.34 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

Net cash used in operations resulted primarily from the increases in accounts receivable and inventory due to significant sales growth and from the purchase of the assets disclosed in Note 11 of the financial statements.

Net cash used in investing activities resulted from the purchase of capital assets. The Company has no significant plans for capital expenditures at this time.

Net cash provided by financing activities results from the borrowings on the line of credit.

FORWARD LOOKING STATEMENTS

Certain statements made within this report are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact should be regarded as forward-looking statements. These statements are based on managements' beliefs and assumptions and on information currently available. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward looking statements.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All the information is as of March 1, 2001. Directors are elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. The Board elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

        Name                           Age               Position
        ----                           ---               --------

        Scott Siegel                   47                Chief Executive Officer
        Kevin M. Crotty                45                Director
        Stephen D. Smiley              47                Director

SCOTT SIEGEL - Mr. Siegel assumed the office of interim acting Chief Executive Officer, of the Company on August 22, 2000, following the resignation of Robert Sussman. Mr. Siegel has since been installed as the Chief Executive Office, Secretary and Treasurer effective January 1, 2001. From August 1997 to December 1999, Mr. Siegel served as Chairman and Secretary of the Company. From December 1999 to the August 2000, Mr. Siegel served as a Group Manager at First Aid Select, a business division of Van Dyne-Crotty, Inc. From 1991 to 1997, Mr. Siegel was President of Affirmed

Medical of Florida, Inc., a first aid van service distributorship with revenues of approximately $600,000 during its last full year of operations in 1996 and generally employed between 6 to 7 full time employees.

KEVIN M. CROTTY - Mr. Crotty has served as a director of First Aid since January 2000. Mr. Crotty currently serves as Executive Vice President of Van Dyne-Crotty, Inc. a company engaged in uniform distribution and textile services and headquartered in Dayton, Ohio. Van Dyne-Crotty, Inc. is a privately owned company that currently has annual revenues of approximately $100 million and approximately 1,200 employees. Mr. Crotty has been employed by Van Dyne-Crotty for 24 years and has served in a range of capacities involving service, distribution, production and sales. Mr. Crotty is a member of the Board of Directors of Van Dyne-Crotty.

STEVEN D. SMILEY - Mr. Smiley has served as a director of First Aid since January 2000. Since 1996, Mr. Smiley has served as Vice President of Administration for Van Dyne-Crotty, Inc. Mr. Smiley has been employed with Van Dyne-Crotty for the past 20 years, acting in various capacities including District and General Management, Manager and Regional Manager for several of the company's textile rental district operations.

ITEM 10. REMUNERATION OF DIRECTORS AND OFFICERS.

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to the compensation paid by First Aid in each of the last three fiscal years to: (i) its Chief Executive Officer; and (ii) each of its executive officers whose annual compensation exceeded $100,000 during this period.


                                 Fiscal                     Other           Annual       LTIP     All Other
Name and Principal Position      Year    Salary      Bonus  Compensation    Options/(#)  Payouts  Compensation
---------------------------      ------  ------      -----  ------------    -----------  -------  -------------
Scott Siegel                     2000         0        0            0             0         0         0
Chief Executive Officer          1999    81,500        0            0             0         0         0
Secretary and Treasurer          1998    81,500        0            0             0         0         0

Robert Sussman                   2000    65,200        0       54,000             0         0         0
Chief Executive Officer          1999    80,000        0            0       150,000         0         0
Secretary and Treasurer          1998    80,000        0            0             0         0         0

Jeff Godels                      2000         0        0            0             0         0         0
President                        1999    67,000        0       62,500             0         0         0
                                 1998    80,000        0       75,000             0         0         0


Mr. Siegel received no compensation directly from First Aid in 2000. After he assumed the role of Acting Chief Executive Officer a cost sharing arrangement with Van Dyne Crotty was created. For the period from August 22 to December 31, 2000 a total of $30,000 was incurred by First Aid for Mr. Siegel's services.

Mr. Sussman resigned his positions on August 22, 2000. Mr. Sussman first joined First Aid in January 1998 as Chief Executive Officer, Director and Secretary. Following the transaction with Van Dyne-Crotty, Mr. Sussman also took on the roles of President and Treasurer. Mr. Sussman was experienced in product development, introduction and distribution through his prior experience in a family-owned company and as an independent consultant. Between 1994 and January 1998, Mr. Sussman served as an independent consultant for various companies including A.J. Sirus, Inc., and managed his own investments. Between 1978 and 1987, Mr. Sussman and other members of his family organized Pretty Neat Industries, Inc., a sales, manufacturing and distribution company for injection molded cosmetic bath and office organizers.

Mr. Sussman received options to purchase 1,050,000 shares exercisable at $.01 per share in November 1997. These options were exercisable over a five-year period provided certain profit performance criteria were met. Immediately prior to the end of 1997, the Company and Mr. Sussman revised the options. The number of options was reduced to 500,000 with 550,000 options being cancelled. In consideration for this reduction, the remaining options were accelerated and the performance criteria were eliminated. Mr. Sussman then exercised 75,000 options prior to the end of 1997 at $.01 per share. Thereafter, he exercised options for 325,000 shares during 1998 and options for 100,000 shares during 1999 at $.01 per share.

The termination of Mr. Sussman's employment agreement, effective August 16, 2000, canceled his option to purchase 150,000 shares of common stock, which would have vested over a five-year period beginning December 20, 2000.

Mr. Godels served as President of the Company between November 1997 and September 1999. Prior to this, he was an executive officer with Affirmed Medical, Inc., Dallas, Texas beginning in 1990. The amounts included under "other annual compensation" represent the value of common stock issued to him.

EMPLOYMENT AGREEMENTS

In conjunction with a transaction with Van Dyne-Crotty, First Aid entered into a five-year employment agreement with Mr. Sussman at December 20, 1999. The base compensation under this agreement was $100,000 per year with the possibility of bonuses as determined by independent members of the Board of Directors not employed by First Aid. Mr. Sussman was also to receive an increase of his base salary in the year following First Aid having net income in excess of $250,000. The agreement also provided for the grant of options to purchase 150,000 shares of First Aid as described above.

Effective August 16, 2000, Mr. Sussman's employment agreement was canceled following his mutual agreement with First Aid to terminate his relationship with the Company. Mr. Sussman delivered to the Company his resignation from the Board of Directors and the offices of Chief Executive Officer, President, Secretary and Treasurer on August 22, 2000. A severance agreement was entered into between First Aid and Mr. Sussman on August 16, 2000, which provided for the Company's payment of $50,000 to Mr. Sussman in consideration for the termination of Mr. Sussman's employment agreement and his relinquishment of all claims against the Company arising out of his employment or the termination of his employment. The termination of Mr. Sussman's employment agreement canceled his option to purchase 150,000 shares of common stock that would have vested over a five-year period beginning December 20, 2000.

Effective January 1, 2001, the Company entered into a three-year employment agreement with Mr. Siegel. The base compensation under this agreement is $150,000 per year with the possibility of bonuses as determined by the independent members of the Board of Directors not employed by First Aid.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, there were 3,905,000 shares of common stock issued and outstanding. The following table sets forth, as of December 31, 2000, information with respect to the beneficial ownership of the Company's common stock by (i) persons known by First Aid to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director and officer of First Aid and (iii) all directors and officers and Van Dyne-Crotty as a group.

                         COMMON STOCK BENEFICIALLY OWNED

  Name and Address                                               Percentage of
  of Beneficial Owner                            Shares              Class
  -------------------                           ---------        -------------

      Scott Siegel                                300,000            7.70%
      10211 Northeast 53rd Street
      Sunrise, Florida 33351

      Kevin M. Crotty                               1,000            0.02%
      3233 Newmark Drive
      Miamisburg, OH 45342

      Daniel W. Crotty                          2,000,000           51.21%
      3233 Newmark Drive
      Miamisburg, OH 45342

      Stephen D. Smiley                             7,200            0.18%
      3233 Newmark Drive
      Miamisburg, OH 45342

      Van Dyne-Crotty, Inc.                     1,631,000           41.80%
      3233 Newmark Drive
      Miamisburg, OH 45342

      All officers, directors and
      Van Dyne-Crotty as a group                1,932,000           49.50%

Scott Siegel is the former Chairman of the Board of First Aid and was an executive with First Aid Select, which is a division of Van Dyne-Crotty from December 1999 to December 2000. Effective August 16, 2000, Mr. Siegel began acting as Interim Chief Executive Officer of First Aid following Mr. Sussman's resignation which was accepted by the Board of Directors on August 22, 2000. Effective, January 1, 2001, Mr. Siegel became the Chief Executive Officer of First Aid as well as its Secretary and Treasurer.

Kevin Crotty and Stephen D. Smiley are directors of First Aid and also executive officers and members of management of Van Dyne-Crotty. Van Dyne-Crotty acquired an additional 200,000 shares at $1.50 per share from a non-affiliate of First Aid at the time of its transaction with First Aid and 31,000 shares in April 2000 from Mr. Sussman. The principal shareholders of Van Dyne-Crotty are L. William Crotty, Dan Crotty, Kevin Crotty, Robert Crotty, Brian Crotty and Shane Crotty. These individuals in their management capacity have the right to voting and dispositive power for the Van Dyne-Crotty holdings.

Daniel Crotty is voting trustee under a voting trust agreement executed in connection with the Van Dyne-Crotty transaction. He has the right to vote Mr. Siegel's shares and the shares acquired by members of Van Dyne-Crotty's management.

As indicated above, Scott Siegel and certain of his relatives, Robert Sussman and Van Dyne-Crotty entered into a voting trust agreement with Daniel W. Crotty serving as voting trustee where 1,800,000 shares were transferred to Mr. Crotty, pursuant to the Voting Trust Agreement dated December 16, 1999. The voting trust agreement has a term of 10 years. The voting trust covers all existing securities as well as any shares of common stock received upon exercise of stock options or warrants. The agreement also provides that the parties to the voting trust agreement other than Van Dyne-Crotty may not transfer their shares over a five-year period without giving Van Dyne-Crotty an opportunity to purchase the shares at the same price that the shares could be sold to the third party included in the notice of the transaction.

ITEM 12. INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

The Company leases office and warehouse space for its corporate facility from Robert Sussman, formerly its Chief Executive Officer under a five year operating lease expiring July 31, 2004. Annual rent is approximately $53,000 for 2000 and 1999 was $45,000 for 1999.

On December 20, 1999, Van Dyne-Crotty acquired 1,000,000 shares of common stock of First Aid from Scott Siegel and 400,000 shares of common stock of First Aid from Robert Sussman for a total purchase price of $2,100,000 or $1.50 per share. Mr. Siegel was the Chairman of the Board of First Aid at the time of the transaction and Mr. Sussman was Chief Executive Officer at the time of the transaction and continues in that position. The market price of the common stock of First Aid at the time of the transaction was $1.75 to $2.25. At the same time, Van Dyne-Crotty entered into an Asset Purchase Agreement with First Aid under which we sold our retail van and distribution business and related assets for $350,000 plus the assumption of $60,000 in debt. This division accounted for approximately $668,000 in revenues during the fiscal year ended December 31, 1999 and net income of $27,000 from this division.

In connection with the Asset Purchase Agreement, Van Dyne-Crotty and First Aid also entered into a Supply Agreement. In the Supply Agreement, Van Dyne-Crotty agreed to purchase its total requirements for first aid products for a period of five years. However, the supply agreement will terminate in the event First Aid's shares are sold to a competitor of Van Dyne-Crotty in the same business. The agreement further provides that the prices for the products to be sold will be no higher than the lowest of the prevailing market prices for the best grade of comparable products in the marketplace. This is determined by comparison to our lowest available distributor pricing. First Aid may revise the price on written notice for supplied items under the same condition that they represent the lowest of the prevailing market for the best grade of these products. During the fiscal year 2000 Van Dyne-Crotty purchased $704,000 of our products, which represented approximately 25% of our total revenues for the 2000 fiscal year.

In April 2000, Van Dyne-Crotty and members of its management acquired 100,000 shares of First Aid from Robert Sussman for a purchase price of $69,000 or $0.69 per share.

On March 16, 2000, First Aid entered into an asset purchase agreement to buy certain assets from Van Dyne-Crotty, Inc. The Company purchased accounts receivable, inventory and customer lists for the Roehampton Supply, Inc. line of first aid products. As of December 31, 2000, the full purchase price of $200,000 has been paid. On March 20, 2000, First Aid entered into a non-competition agreement and a consulting agreement with the original owner of Roehampton Supply, Inc. above. The former owner's covenant not to compete is for a five-year term and provides for payment of $25,000 each year, for a term of three years, to be paid in thirty-six equal installments totaling $75,000. The consulting agreement is for a three-year term and provides for payment of $75,000 to the consultant in thirty-six equal installments.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report.

          (1)   Financial Statements:

                Report of Independent Accountants

                Balance Sheet

                Statements of Operations

                Statements of Stockholders' Equity

                Statements of Cash Flows

                Notes to Financial Statements

(b)      EXHIBITS

         Exhibit                    Description of Documents
         -------                    ------------------------

         2.1* Asset Purchase Agreement between, dated December 16, 1999, between Van Dyne-Crotty, Inc. as Purchaser and First Aid Select, Inc. as Seller.

         2.2* Asset Purchase Agreement, dated March 18, 2000, between Van Dyne-Crotty, Inc. as Seller and First Aid Direct, Inc. as Purchaser.

         3.1*    Articles of Incorporation, as amended.

         3.2*    By-Laws.

         9.1*    Voting Trust Agreement.

         10.1*   Employment contract with Robert Sussman.

         10.2* Share Purchase Agreement between Van Dyne-Crotty, Inc., Scott Siegel and Robert Sussman.

         10.3* Supply Agreement between Van Dyne-Crotty, Inc. and First Aid Select, Inc.

         10.4*   Lease Agreement between First Aid Select and Robert Sussman.

         17.1* Letter of Resignation, dated August 22, 2000, from Robert Sussman (incorporated by reference to the Company's Form 8-K filed with the SEC on August 30, 2000).

         17.2* Severance Agreement, dated August 16, 2000, by and between First Aid Direct, Inc. and Robert Sussman (incorporated by reference to the Company's Form 8-K filed with the SEC on August 30, 2000).

         17.3    Employment contract with Scott Siegel (filed herewith).

         *Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST AID DIRECT, INC.



Date: March 30, 2001                     By: /s/ Kevin M. Crotty
                                         ---------------------------------------
                                         Kevin M. Crotty, Chairman



Date: March 30, 2001                     By: /s/ Scott Siegel
                                         ---------------------------------------
                                         Scott Siegel, Chief Executive Officer,
                                         Secretary and Treasurer
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 30, 2001                     By: /s/ Scott Siegel
                                         ---------------------------------------
                                         Scott Siegel, Director



Date: March 30, 2001                     By: /s/ Kevin M. Crotty
                                         ---------------------------------------
                                         Kevin M. Crotty, Director



Date: March 30, 2001                     By: /s/ Stephen D. Smiley
                                         ---------------------------------------
                                         Stephen D. Smiley, Director

                             FIRST AID DIRECT, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1


FINANCIAL STATEMENTS

   Balance Sheet                                                      F-2

   Statements of Operations                                           F-3

   Statements of Stockholders' Equity                                 F-4

   Statements of Cash Flows                                           F-5

   Notes to Financial Statements                                   F-6 - F-16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
First Aid Direct, Inc.
Sunrise, Florida

We have audited the accompanying balance sheet of First Aid Direct, Inc. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Aid Direct, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
January 29, 2001

                             FIRST AID DIRECT, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2000




                                   ASSETS

Current Assets:
    Cash                                                            $       236
    Accounts receivable, stockholder                                     54,108
    Accounts receivable, other, net of allowance of $20,000             349,215
    Inventories                                                         490,745
    Prepaid expenses                                                     74,524
                                                                    -----------
       Total current assets                                             968,828

Property and Equipment, Net                                              72,817

Customer Lists, Net                                                     122,807
                                                                    -----------

                                                                    $ 1,164,452
                                                                    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                $   262,522
    Accrued liabilities                                                  27,927
                                                                    -----------
       Total current liabilities                                        290,449
                                                                    -----------

Obligation Under Line of Credit                                         138,000
                                                                    -----------

Commitments, Contingencies and Other Matters                                 --

Stockholders' Equity:
    Common stock, $.001 par value; 50,000,000 shares authorized;
       3,905,000 shares issued and outstanding                            3,905
    Additional paid-in capital                                        1,596,207
    Deficit                                                            (864,109)
                                                                    -----------
                                                                        736,003
                                                                    -----------
                                                                    $ 1,164,452
                                                                    ===========


                       See notes to financial statements.

                             FIRST AID DIRECT, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                                  2000                1999
                                                                               -----------         -----------
Net Sales                                                                      $ 2,833,406         $ 1,999,361

Cost of Sales                                                                    2,069,625           1,424,025
                                                                               -----------         -----------

Gross Margin                                                                       763,781             575,336

General and Administrative Expenses                                                831,003             700,757
                                                                               -----------         -----------

Loss From Continuing Operations Before Income Taxes                                (67,222)           (125,421)

Income Tax Benefit                                                                      --             (85,500)
                                                                               -----------         -----------

Loss From Continuing Operations                                                    (67,222)            (39,921)
                                                                               -----------         -----------

Discontinued Operations:
    Income from discontinued operations, less applicable income taxes
       of $4,000                                                                        --              23,193
    Gain on disposal of discontinued operations, less applicable income
       taxes of $88,000                                                                 --             150,097
                                                                               -----------         -----------
    Total discontinued operations                                                       --             173,290
                                                                               -----------         -----------

Net Income (Loss)                                                              $   (67,222)        $   133,369
                                                                               ===========         ===========

Net Income (Loss) Per Common Share - Basic and Diluted:
       Continuing operations                                                   $      (.02)        $      (.01)
       Discontinued operations                                                          --                 .04
                                                                               -----------         -----------
       Net income (loss)                                                       $      (.02)        $       .03
                                                                               ===========         ===========







                       See notes to financial statements.

                             FIRST AID DIRECT, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                    Stock
                                  Common Stock      Additional                 Treasury Stock      Subscrip-  Deferred
                               -----------------     Paid-in                 -------------------     tion      Compen-
                                Shares    Amount     Capital      Deficit    Shares       Amount   Receivable  sation      Total
                               ---------  ------   -----------    -------    -------      ------  -----------  --------   --------

Balance, December 31, 1998     3,793,000  $3,793   $1,543,319   $(930,256)         --   $    --     $(4,000)  $(137,500)  $475,356

Year Ended December 31, 1999:
    Sale of common stock         112,000     112      111,888          --          --        --          --          --    112,000
    Acquisition of treasury
       stock                          --      --           --          --     125,000   (75,000)         --      75,000         --
    Issuance of common stock
       for services                   --      --           --          --     (25,000)   15,000          --          --     15,000
    Options exercised                 --      --      (59,000)         --    (100,000)   60,000      (1,000)         --         --
    Amortization of deferred
      compensation                    --      --           --          --          --        --          --      62,500     62,500
    Net income                        --      --           --     133,369          --        --          --          --    133,369
                               ---------  ------   ----------   ---------    --------    ------     -------   ---------   --------
Balance, December 31, 1999     3,905,000   3,905    1,596,207    (796,887)         --        --                  (5,000)   798,225

Year Ended December 31, 2000:
    Payment of stock
      subscription receivable         --      --           --          --          --        --       5,000          --      5,000
    Net loss                          --      --           --     (67,222)         --        --          --          --    (67,222)
                               ---------  ------   ----------   ---------    --------    ------     -------   ---------   --------
Balance, December 31, 2000     3,905,000  $3,905   $1,596,207   $(864,109)         --    $   --     $    --   $      --   $736,003
                               =========  ======   ==========   =========    ========    ======     =======   =========   ========




                       See notes to financial statements.

                             FIRST AID DIRECT, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                  2000              1999
                                                                                ---------         ---------
Cash Flows from Operating Activities:
    Net income (loss)                                                           $ (67,222)        $ 133,369
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Depreciation and amortization                                             30,029            15,289
         Provision for doubtful accounts                                           23,621            22,973
         Gain on sale of discontinued operations                                       --          (238,250)
         Change in net assets and liabilities of discontinued operations               --           (31,249)
         Stock issued for compensation                                                 --            15,000
         Amortization of deferred compensation                                         --            62,500
         Changes in operating assets and liabilities:
            (Increase) decrease in:
              Accounts receivable                                                (114,351)         (177,809)
              Inventories                                                        (184,932)            3,790
              Other assets                                                       (179,690)          (24,046)
            Increase (decrease) in:
              Accounts payable and accrued liabilities                             91,449            84,991
              Income taxes payable                                                 (6,500)            6,500
                                                                                ---------         ---------
                 Net cash used in operating activities                           (407,596)         (126,942)
                                                                                ---------         ---------

Cash Flows from Investing Activities:
    Purchase of equipment                                                          (6,007)          (59,767)
    Proceeds from sale of discontinued operations                                      --           350,000
                                                                                ---------         ---------
                 Net cash provided by (used in) investing activities               (6,007)          290,233
                                                                                ---------         ---------

Cash Flows from Financing Activities:
    Repayments on notes payable                                                        --           (25,000)
    Borrowings on line of credit                                                  138,000                --
    Proceeds from sale of common stock                                                 --           112,000
    Payment of stock subscription receivable                                        5,000                --
                                                                                ---------         ---------
                 Net cash provided by financing activities                        143,000            87,000
                                                                                ---------         ---------

Net Increase (Decrease) in Cash                                                  (270,603)          250,291

Cash, Beginning                                                                   270,839            20,548
                                                                                ---------         ---------

Cash, Ending                                                                    $     236         $ 270,839
                                                                                =========         =========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                                      $   2,570         $     584
                                                                                =========         =========

Non-Cash Investing and Financing Activities:
    Assets acquired in exchange for debt                                        $      --         $  63,000
                                                                                =========         =========



                       See notes to financial statements.

                             FIRST AID DIRECT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 and 1999



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND CAPITALIZATION

             First Aid Direct, Inc. (the Company) was incorporated in the State of Florida in July 1977 as Rehabilitation Institute of South Florida, Inc. The Articles of Incorporation, as amended on August 5, 1997, authorize the Company to issue and have outstanding at any one time 50,000,000 shares of common stock with a par value of $.001. A second amendment to the Articles of Incorporation on December 22, 1999 ratified the name change from First Aid Select, Inc. to First Aid Direct, Inc.

         BUSINESS

             The Company distributes nationally wholesale first aid products to first aid distributors and also to nationwide companies on a direct order system as end users. The Company operated a regional retail van distribution business which was sold on December 20, 1999 and is presented as discontinued operations in the accompanying financial statements (see Note 10).

         CASH AND CASH EQUIVALENTS

             The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         INVENTORIES

             Inventories, which are comprised of first aid products held for sale, are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

         PROPERTY AND EQUIPMENT

             Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance which do not extend the lives of the respective assets are charged to expense as incurred. Major replacements or betterments are capitalized and depreciated over the remaining useful lives of the assets.

         CUSTOMER LISTS

             The Company purchased customer lists from a stockholder (see Note
             11), which are being amortized using the straight-line method over an estimated useful life of ten years.

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CONCENTRATIONS OF CREDIT RISK

             Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable.

             CASH

                The Company maintains deposit balances at financial institutions that, from time to time during the year, may exceed federally insured limits. At December 31, 2000, the Company had deposits of approximately $38,000 in excess of federally insured limits. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

             ACCOUNTS RECEIVABLE

                The Company generally sells product to a wide variety of customers without requiring collateral. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

         INCOME TAXES

             The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES," which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         REVENUE RECOGNITION

             The Company recognizes revenue, including shipping and handling fees, when the merchandise is shipped to customers. Allowances for estimated returns are provided when sales are recorded. All costs related to shipping and handling are included in cost of sales.

         ADVERTISING

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2000 and 1999 were approximately $11,000 and $23,000, respectively.

             In the fourth quarter of 2000, the Company produced a product catalog at a cost of approximately $62,000 which is included in prepaid expenses. The costs will be expensed ratably as the catalogs are used beginning January 2001.

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         NON-COMPETITION AGREEMENT

             The Company is amortizing the payments made pursuant to a non-competition agreement over the five-year term of the agreement (see Note 11).

         STOCK-BASED COMPENSATION

             The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB No. 25"), and related interpretations, in accounting for its employee stock based compensation rather than the alternative fair value accounting allowed by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

             The Company follows SFAS No. 123 in accounting for stock based compensation issued to non-employees.

         NET INCOME (LOSS) PER COMMON SHARE

             Basic net income (loss) per common share has been computed using the net income (loss) from continuing operations divided by the weighted average shares outstanding. Diluted income per common share assumes exercising options granted.

         USE OF ESTIMATES

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

         RECENT ACCOUNTING PRONOUNCEMENTS

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective for the fourth quarter of 2000. SAB 101 is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June, 2000, the FASB issued SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES." SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this standard on January 1, 2001 to affect its financial statements.

NOTE 2.  PROPERTY AND EQUIPMENT

                                                 Estimated
                                                Useful Lives        2000
                                                ------------      ---------

         Furniture and equipment                  5 years         $  92,736
         Leasehold improvements                   5 years            20,584
                                                                  ---------
                                                                    113,320

         Less accumulated depreciation                               40,503
                                                                  ---------
                                                                  $  72,817
                                                                  =========
NOTE 3.  LINE OF CREDIT

         The Company has a $250,000 line of credit with a bank, with interest at prime rate (9.5% at December 31, 2000). The line matures February 1, 2002 and is collateralized by the Company's accounts receivable and inventory. At December 31, 2000, there was an outstanding balance of $138,000 on the line of credit.

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES

         LEASES

             The Company leases office space for its corporate facility from the prior CEO under a five year operating lease expiring July 31, 2004. Annual rent is approximately $53,000. Rent expense was $53,000 and $45,000 for 2000 and 1999, respectively.

             In December 1999, the Company leased telephone equipment under a non-cancelable operating lease, which expires in December 2003. Rent expense for the year ending December 31, 2000 was approximately $2,700.

             The Company's future minimum rental commitments are as follows:

             Year Ending December 31:
                2001                                               $ 55,700
                2002                                                 55,700
                2003                                                 55,500
                2004                                                 31,000
                                                                   --------
                                                                   $197,900
                                                                   ========
NOTE 5.  RELATED PARTY TRANSACTIONS

         EMPLOYMENT AGREEMENTS

             During 1997, the then President of the Company entered into a three-year employment agreement with the Company providing for an annual salary of $80,000. The agreement also provided for the employee to receive 375,000 shares of Company common stock to be earned over a three-year period. Upon termination, any shares not yet earned were to be returned to the Company. The 375,000 shares were valued at $225,000, the market value of the Company common shares on the date of the agreement adjusted to reflect market conditions. The compensation was deferred and recognized over the life of the agreement. In the fourth quarter of 1999, the agreement was terminated and 125,000 shares were returned to the Company (see Treasury Stock below).

             The CEO of the Company entered into a five-year employment agreement with the Company effective December 20, 1999. The base compensation is approximately $100,000, with bonus increases provided that certain performance requirements are met. The employment agreement also provides for 150,000 stock options to be granted January 1, 2000, exercisable over a five-year vesting period. The option exercise price is $1.50, which approximates market value on the date of grant.

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

         EMPLOYMENT AGREEMENTS (Continued)

             On August 22, 2000, the Company and the CEO mutually terminated his employment agreement and entered into a severance agreement. This agreement provides, among other things, for the payment of $50,000 as full settlement of all obligations the Company had pursuant to the employment agreement, including the surrender of his right to receive 150,000 options to purchase Company common stock. The CEO also held the office of President, Treasurer and Secretary and served as a director of the Company.

             Effective January 1, 2001, the Chief Executive Officer of the Company entered into a three-year employment agreement with the Company providing for an annual base compensation of $150,000 plus an annual discretionary bonus to be determined by the Board of Directors. The agreement also provided for the employee to receive certain fringe benefits.

         TREASURY STOCK

             During 1999, a former employee was required to forfeit 125,000 shares, which were returned to the Company, due to non-performance of his employment contract (see Employment Agreements above), and accounted for as treasury stock. These shares have been accounted for in the accompanying financial statements as treasury stock at a cost of $75,000. Of the shares held in treasury, 25,000 shares were reissued to the then CEO and other consultants, and accounted for as compensation at the estimated fair value of these shares, and 100,000 shares were reissued upon the exercise of certain stock options (see Note 9). No treasury shares remained as of December 31, 1999.

         SALES TO STOCKHOLDER

             During the year ended December 31, 2000, approximately $704,000 or 25% of revenue was derived from sales to the majority stockholder which acquired the retail operations on December 16, 1999 (see Note
             10).

NOTE 6.  INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES." SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 6.  INCOME TAXES (Continued)

         A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:


                                                                              2000               1999
                                                                            --------            --------
          Tax provision at the statutory rate of 34%                        $(23,000)           $ 68,800
          State income taxes, net of federal income tax                       (2,000)              1,500
          Benefit of net operating loss carryforward                               -             (37,700)
          Exercised stock options                                                  -             (39,400)
          Change in valuation allowance                                       22,000                  --
          Other                                                                3,000              13,300
                                                                            --------            --------
                                                                            $     --            $  6,500
                                                                            ========            ========


         The components of current tax expense (benefit) are as follows:

                                                                              2000               1999
                                                                            --------            --------
          Continuing operations                                             $     --           $(85,500)
          Discontinued operations:
             Operations                                                           --              4,000
             Disposal                                                             --             88,000
                                                                            --------           --------
                Income tax expense                                          $     --           $  6,500
                                                                            ========           ========


         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows:


                                                                             2000               1999
                                                                           ---------          ---------

          Net operating loss carryforward                                  $ 190,000          $ 148,000
          Start-up costs                                                      20,000             40,000
          Less valuation allowance                                          (210,000)          (188,000)
                                                                           ---------          ---------
             Net deferred tax asset                                        $      --          $      --
                                                                           =========          =========


         As of December 31, 2000, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established.

         At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $513,000, which are available to offset future taxable income, if any, through 2018.

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 6.  INCOME TAXES (Continued)

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 1997. As a result, based upon the amount of the taxable loss incurred to December 31, 1997, the Company estimates that an annual limitation will apply to the net operating loss carryforward existing as of that date in the amount of $155,000 annually. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of subsequent changes in the ownership of the Company.

NOTE 7.  NET INCOME (LOSS) PER COMMON SHARE

         The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "EARNINGS PER SHARE" which requires the presentation of both basic and diluted net income (loss) per share.

         Basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation was 3,905,000 and 3,887,000 for 2000 and 1999, respectively. Diluted income
         (loss) per common share approximates basic income (loss) per share in all periods. The number of shares used in the diluted computation was 3,961,563 for the year ended December 31, 1999. The Company had a net loss for the year ended December 31, 2000 and, accordingly, no diluted earnings per share calculation was made because the result of the loss would have had an anti-dilutive effect on earnings per share.

NOTE 8.  PRIVATE PLACEMENT OF SECURITIES

         During the period from September 1997 through December 31, 1999, the Company has raised substantially all of its capital through the private placement of its equity securities. The sales of these securities resulted in the issuance of an aggregate of 1,000,000 shares of its common stock and the receipt of $1,000,000 of total proceeds through December 31, 1999.

NOTE 9.  STOCK OPTIONS

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). The differences between the recognition and measurement provisions of SFAS No. 123 and APB 25 had no material effect on the Company's results of operations for 1999 and 2000.

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 9.  STOCK OPTIONS (Continued)

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: no dividend yield; an expected life of five years; 50% expected volatility, and 6.00% risk free interest rate. No options were granted during 1999. In 2000, 150,000 options were granted pursuant to an employment agreement and expired upon termination.

         The option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, the actual results can vary significantly from estimated results.

         A summary of the status of options and changes during the years ended are presented below:

                                                                    Range of
                                                                    Exercise
                                                       Options        Price
                                                       -------     ------------
         Summary of Activities in Stock Options:
            Balance, December 31, 1998                 180,000     $.01 to $.10
            Year Ended December 31, 1999:
               Granted                                       -
               Exercised                               100,000           $.01
                                                      --------
            Balance, December 31, 1999                  80,000           $.10
            Year Ended December 31, 2000:
               Granted                                 150,000          $1.50
               Exercised                                     -
               Expired                                (150,000)
                                                      --------
            Balance, December 31, 2000                  80,000           $.10
                                                      ========

         The following table summarizes information about outstanding options at December 31, 2000:


                         Options Outstanding                                    Options Exercisable
            ---------------------------------------------          ----------------------------------------------
                                Number          Weighted                             Number            Weighted
                             Outstanding        Average            Weighted        Exercisable          Average
             Range of             at           Remaining           Average             at              Remaining
             Exercise        December 31,     Contractual          Exercise       December 31,        Contractual
              Prices             2000             Life              Price             2000               Life
             --------        ------------     -----------          --------       ------------        -----------
               $.10              80,000            1.5               $.10             80,000              1.5
               ====              ======            ===               ====             ======              ===


         Subsequent to December 31, 2000, these 80,000 options were exercised, resulting in proceeds of $8,000 to the Company.

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 10. SALE OF RETAIL OPERATIONS

         On December 16, 1999, the Company entered into an asset purchase agreement to sell the regional retail van distribution business and all related assets for $350,000, to be paid in cash. The results of operations of the van distribution business for the year ended December 31, 1999 are presented as discontinued operations in the accompanying statements of operations. Additionally, the gain recognized on the sale is presented separately as a component of discontinued operations.

         The following table represents the summarized results of operations of the discontinued division.

                                                                      1999
                                                                   --------

         Revenue                                                   $668,211
         Expenses                                                   641,018
                                                                   --------
         Income from discontinued operations before income taxes     27,193
         Income tax expense                                           4,000
                                                                   --------
         Income from discontinued operations                       $ 23,193
                                                                   ========

         The Company had various equipment installment notes, payable to a bank, collateralized by certain vans. These loans were assigned to the purchaser as part of the sale of the retail division and, accordingly, were eliminated from the Company's financial statements as part of the sale transaction. The outstanding principal balance of such obligations at December 20, 1999, the effective date of the transaction, was approximately $60,000. The balance at December 31, 2000 was approximately $38,000. The Company remains the maker of record and legally liable for such obligations, should the assignee fail to repay the debt.

NOTE 11. ACQUISITION OF ASSETS

         PURCHASE

             On March 16, 2000, the Company entered into an asset purchase agreement to buy certain assets from a major stockholder. The Company purchased accounts receivable, inventory and customer lists for $200,000, as noted below, to be paid in cash. The $200,000 represents the historical cost of these assets to the stockholder as reflected in the stockholder's accounting books and records.

             Accounts receivable                                    $ 25,264
             Inventories                                              41,374
             Customer lists                                          133,362
                                                                    --------
                                                                    $200,000
                                                                    ========

                             FIRST AID DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


NOTE 11. ACQUISITION OF ASSETS (Continued)

         COMMITMENTS

             The Company entered into a non-competition agreement and a consulting agreement with the original owner of the assets purchased above. The covenant not to compete is for a five-year term and provides for payments of $25,000 each year, for a term of three years, to be paid in thirty-six equal installments totaling $75,000. The consulting agreement is for a three-year term and provides for thirty-six equal installments totaling $75,000.