Form 10QSB
period 2001-03-31
FIRST AID DIRECT INC
filed 2001-05-15
CIK 1114644

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: MARCH 31, 2001
                                                --------------

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2001: 3,985,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001



PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Condensed Balance Sheet (Unaudited) as of March 31, 2001      Page 3

           Condensed Statements of Income (Unaudited) for the three
              months ended March 31, 2001 and 2000                       Page 4

           Condensed Statements of Cash Flows (Unaudited) for the
              three months ended March 31, 2001 and 2000                 Page 5

           Notes to Financial Statements                                 Page 6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.

PART II. OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K.

                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)


                             ASSETS

Current assets:
   Cash                                                             $    76,038
   Accounts receivable, stockholder                                      72,117
   Accounts receivable                                                  305,779
   Inventories                                                          428,463
   Prepaid expense                                                       81,099
                                                                    -----------

     Total current assets                                               963,496
                                                                    -----------

Property and equipment, net                                              68,846
Intangible asset, net                                                   119,474
                                                                    -----------

                                                                    $ 1,151,816
                                                                    ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                            $   287,116
                                                                    -----------

     Total current liabilities                                          287,116
                                                                    -----------
   Obligations under line of credit                                     105,000
                                                                    -----------

Stockholders' equity:
   Common stock                                                           3,985
   Additional paid-in capital                                         1,604,127
   Deficit                                                             (848,412)
                                                                    -----------

                                                                        759,700
                                                                    -----------

                                                                    $ 1,151,816
                                                                    ===========

The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                       2001             2000
                                                       ----             ----

Net sales                                           $  852,470      $  619,662

Cost of sales                                          603,907         421,480
                                                    ----------      ----------

Gross margin                                           248,563         198,182

General and administrative expenses                    232,866         158,111
                                                    ----------      ----------

Income before income taxes                              15,697          40,071

Provision for income taxes                                  --              --
                                                    ----------      ----------

Net income                                          $   15,697      $   40,071
                                                    ==========      ==========


Net income per share information:
   Basic:
      Net income per share                          $      .00      $      .01
                                                    ==========      ==========

      Weighted average number of common shares       3,932,556       3,905,000
                                                    ==========      ==========

   Diluted:
      Net income per share                          $      .00      $      .01
                                                    ==========      ==========

      Weighted average number of common shares       3,985,000       3,971,777
                                                    ==========      ==========




The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                2001                2000
                                                                ----                ----
Cash flows from operating activities:
  Net income                                                 $  15,697           $  40,071
  Depreciation and amortization                                  8,455               5,500
  Provision for doubtful accounts                                   --               9,946
  Changes in assets and liabilities                             77,801            (261,426)
                                                             ---------           ---------

Net cash provided by (used in) operating activities            101,953            (205,909)
                                                             ---------           ---------

Cash flows from investing activities:
      Purchase of equipment                                     (1,151)               (675)
                                                             ---------           ---------

Net cash used in investing activities                           (1,151)               (675)
                                                             ---------           ---------

Cash flows from financing activities:
     Repayment on line of credit                               (33,000)                 --
     Proceeds from stockholder loan                                 --              50,000
     Proceeds from exercise of stock options                     8,000                  --
                                                             ---------           ---------

Net cash (used in) provided by financing activities            (25,000)             50,000
                                                             ---------           ---------

Net increase (decrease) in cash                                 75,802            (156,584)

Cash, beginning of period                                          236             270,839
                                                             ---------           ---------

Cash, end of period                                          $  76,038           $ 114,255
                                                             =========           =========

Supplemental Disclosure of Cash Paid:
  Interest                                                   $   3,283           $      --
                                                             =========           =========

Non-cash Investing and Financing Activities:
     Assets acquired in exchange for debt                                        $  50,000
                                                                                 =========


The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2001 and December 31, 2000 are herein referred to as "fiscal 2001" and "fiscal 2000", respectively.

2. INVENTORIES

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.

3. ACQUISITION OF ASSETS

         PURCHASE

             On March 17, 2000, the Company entered into an asset purchase agreement to buy certain assets from Van Dyne Crotty, Inc., a stockholder. The Company purchased accounts receivable, inventory and customer lists for $200,000, as noted below, to be paid in cash. The $200,000 represents cost as reflected in the accounting books and records of the stockholder. As of December 31, 2000, the full purchase price of $200,000 was paid.

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

4. SALES TO STOCKHOLDER

During the three months ended March 31, 2001 and 2000, 30% and 20%, respectively, of revenue was derived from sales to a stockholder.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

SALES. Total revenues increased 38% in the first quarter of fiscal 2001 over the same period in fiscal 2000. Revenue increased $232,808 from $619,662 to $852,470 in the three months ended March 31, 2001 period in the prior fiscal year. Revenue increased 22% due to the supplier agreement signed with Van Dyne Crotty, Inc., for the Company to be the primary supplier for its retail first aid distribution business. An additional revenue increase of 7% was attributable to the Company acquiring a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 3 to the financial statements. The remaining 9% increase in sales resulted primarily from increases in sales to new and existing distributors.

COSTS AND EXPENSES. The cost of sales for the third quarter increased $182,428 from $421,480 in the first quarter of fiscal 2000 to $603,908 in the first quarter of fiscal 2001. This resulted in a 25% increase in the gross margin of $50,381, from $198,182 in the first quarter of fiscal 2000 to $248,563 in the first quarter of fiscal 2001. As a percentage, the gross margin decreased from 32% in fiscal 2000 to 29% in fiscal 2001, principally as a result of higher freight costs due to rate increases from freight carriers.

General and administrative expenses increased 47% or $74,755 from $158,111 in the first quarter of fiscal 2000 to $232,866 in the first quarter of fiscal 2001. Also, general and administrative expenses increased slightly as a percent of revenue from 26% in 2000 to 27% in 2001. The increase primarily resulted from costs related to an updated catalog and amortization and consulting costs for the Roehampton product line, which were not included in the results of the prior year.

INCOME BEFORE INCOME TAXES. The Company's income before income taxes was $15,697, which is a decrease of $24,374 compared to $40,071 during the first quarter of fiscal 2000. The decrease was primarily a result of the higher freight costs and cost for an updated catalog to increase sales as well as amortization and consulting costs related to the Roehampton product line in 2000.

OTHER. No income tax expense or benefit is recorded in the three-month periods ended March 31, 2001 and 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's cash are net cash flows from operating activities, short-term vendor financing and a line of credit obtained from a bank. The Company established a $250,000 line of credit with a bank that matures in February 2003 to fund cash requirements as needed. The line requires monthly interest payments and bears interest at the prime rate of interest (8.0% at March 31, 2001). As of March 31, 2001, $105,000 was outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio (3.36 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On March 17, 2000, the Company entered into an asset purchase agreement to buy certain assets from a company stockholder (See Note 3 of the financial statements).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits

            None

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

                                         FIRST AID DIRECT, INC.,
                                         A FLORIDA CORPORATION

Date: May 14, 2001                       By  /s/ Scott Siegel
                                             -----------------------------------
                                             Scott Siegel, President and CEO
                                             (Principal Executive Officer)