Form 10QSB
period 2001-06-30
FIRST AID DIRECT INC
filed 2001-08-13
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[Mark  One]
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  quarterly  period  ended:  June  30,  2001
                                                              ---------------

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  transition  period  from  _____to______

Commission  file  number:  0-30629
                           -------


                             FIRST AID DIRECT, INC.
                 (Name of small business issuer in its charter)


              Florida                                 59-1796257
       ---------------------                   ----------------------
      (State of incorporation)                (IRS employer Ident. No.)

10211  N.W.  53rd  St.,  Sunrise,  FL                    33351
-------------------------------------                    -----
   (address  of  principal  office)                    (Zip Code)

                  Registrant's telephone number: (954) 749-9926


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes      No  X
             ---     ---

   The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2001: 3,985,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001



PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

          Condensed Balance Sheet (Unaudited) as of June 30, 2001         Page 3

          Condensed Statements of Income (Unaudited) for the six months ended June 30, 2001 and 2000 and the three months ended
             June  30,  2001  and  2000                                   Page 4

          Condensed Statements of Cash Flows (Unaudited) for the six
             months ended  June  30,  2001 and 2000                       Page 5

          Notes  to Financial Statements                                  Page 6


Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results  of  Operations.


PART  II.  OTHER  INFORMATION

Item  6.   Exhibits  and  Reports  on  Form  8-K.

                              FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                          ASSETS
                          ------

Current assets:
   Cash                                                $   37,099
   Accounts receivable - stockholder                       63,097
   Accounts receivable                                    275,013
   Inventories                                            438,726
   Prepaid expenses                                        62,240
                                                       -----------

     Total current assets                                 876,175
                                                       -----------

Property and equipment, net                                64,573
Intangible asset, net                                     116,141
                                                       -----------

                                                       $1,056,889
                                                       ===========

             LIABILITIES AND STOCKHOLDERS EQUITY
             -----------------------------------

Current Liabilities:
   Accounts payable and accrued expenses               $  203,089
                                                       -----------

     Total current liabilities                            203,089
                                                       -----------

Obligations under line of credit                           84,000
                                                       -----------

Stockholders' equity:
   Common stock                                             3,985
   Additional paid-in capital                           1,604,127
   Deficit                                               (838,312)
                                                       -----------

                                                          769,800
                                                       -----------

                                                       $1,056,889
                                                       ===========


     The accompanying notes are an integral part of these condensed financial statements.
                                     Page 3

                                 FIRST AID DIRECT, INC.
                              CONDENSED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                   SIX MONTHS ENDED      THREE MONTHS ENDED
                                                       JUNE  30,              JUNE  30,
                                                       ---------              ---------
                                                   2001        2000        2001        2000
                                                ----------  ----------  ----------  ----------

Net sales                                       $1,666,496  $1,328,904  $  814,025  $  710,976

Cost of sales                                    1,205,958     937,954     602,049     517,456
                                                ----------  ----------  ----------  ----------

Gross margin                                       460,538     390,950     211,976     193,520

General and administrative expenses                434,741     322,535     201,875     166,284
                                                ----------  ----------  ----------  ----------

Income before income taxes                          25,797      68,415      10,101      27,236

Provision for income taxes                               -           -           -           -
                                                ----------  ----------  ----------  ----------

Net income                                      $   25,797  $   68,415  $   10,101  $   27,236
                                                ==========  ==========  ==========  ==========


Net income per share information:
   Basic:
      Net income per share                      $      .01  $      .02  $      .00  $      .01
                                                ==========  ==========  ==========  ==========

      Weighted average number of common shares   3,949,199   3,905,000   3,985,000   3,905,000
                                                ==========  ==========  ==========  ==========

   Diluted:
      Net income per share                      $      .01  $      .02  $      .00  $      .01
                                                ==========  ==========  ==========  ==========

      Weighted average number of common shares   3,985,000   3,905,000   3,985,000   3,905,000
                                                ==========  ==========  ==========  ==========


     The accompanying notes are an integral part of these condensed financial statements.
                                     Page 4

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                         2001        2000
                                                      ----------  ----------

Cash flows from operating activities:
  Net income                                          $  25,797   $  68,415
  Changes in assets and liabilities                      59,065    (179,275)
                                                      ----------  ----------

Net cash provided by (used in) operating activities      84,862    (110,860)
                                                      ----------  ----------

Cash flows from investing activities:
      Acquisition of customer list                                 (133,362)
      Purchase of equipment                              (1,999)       (675)
                                                      ----------  ----------

Net cash used in investing activities                    (1,999)   (134,037)
                                                      ----------  ----------

Cash flows from financing activities:

     Repayment on line of credit                        (54,000)
     Proceeds from exercise of stock options              8,000           -
                                                      ----------  ----------

Net cash provided by financing activities               (46,000)          -
                                                      ----------  ----------

Net increase (decrease) in cash and cash equivalents     36,863    (244,897)

Cash and cash equivalents, beginning of period              236     270,839
                                                      ----------  ----------

Cash and cash equivalents, end of period              $  37,099   $  25,942
                                                      ==========  ==========

Supplemental Disclosure of Cash Paid:
  Interest                                            $   4,823   $       -
                                                      ==========  ==========

Non-cash Investing and Financing Activities:
  Assets acquired in exchange for debt                $       -   $  50,000
                                                      ==========  ==========


     The accompanying notes are an integral part of these condensed financial statements.
                                     Page 5

                             FIRST AID DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.

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

          Accounts  receivable              $   25,264
          Inventories                           41,374
          Customer  listings                   133,362
                                             ---------
                                             $ 200,000
                                             =========

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

                             FIRST AID DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS


4.  SALES  TO  STOCKHOLDER

During the six months ended June 30, 2001 and 2000, 31% and 22%, respectively, of revenue was derived from sales to a stockholder.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES OR OTHER FACTORS, WHICH MAY CAUSE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS TO VARY FROM THOSE PREDICATED OR IMPLIED IN THIS REPORT. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, WITHOUT LIMITATION, DECLINE IN DEMAND FOR THE COMPANY'S PRODUCTS OR SERVICES, AND THE EFFECT OF
GENERAL ECONOMIC CONDITIONS AND FACTORS AFFECTING THE WHOLESALE DISTRIBUTION INDUSTRY. FURTHER INFORMATION ON THE FACTORS AND RISKS THAT COULD AFFECT FIRST AID DIRECT'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE INCLUDED UNDER THE "RISK FACTORS" SECTIONS OF FIRST AID DIRECT'S PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT  OF  OPERATIONS

Three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Sales     Total  revenue increased 14% in the second quarter of fiscal 2001 over
-----
the same period in fiscal 2000. The revenue increased $103,049 from $710,976 to $814,025 in the three months ended June 30, 2001 over the same period in the prior fiscal year. Revenues increased as a result of the supplier agreement signed with Van Dyne Crotty, Inc. for the Company to be the primary supplier for its retail first aid distribution business, the Company acquiring a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 3 to the financial statements, and additional sales resulting from increases in sales to new and existing distributors. The increase in sales to related parties amounted to approximately $85,000, or 82% of the increase for the quarter.

Costs  and  Expenses     The  cost  of  sales  for  the second quarter increased
--------------------
$84,593 as a result of the increased sales from $517,456 in the second quarter of fiscal 2000 to $602,049 in the second quarter of fiscal 2001. The overall result was a 10% increase in the gross margin of $18,456, from $193,520 in the second quarter of fiscal 2000 to $211,976 in the second quarter of fiscal 2001. As a percentage, the gross margin decreased from 27% in fiscal 2000 to 26% in fiscal 2001.

General and administrative expenses increased 21% or $35,591 from $166,284 in the second quarter of fiscal 2000 to $201,875 in the second quarter of fiscal 2001. Also, general and administrative expenses increased slightly as a percent of revenue from 23% in 2000 to 25% in 2001. The increase primarily resulted from costs related to an updated catalog and an increase in the amortization and consulting costs for the Roehampton product line, compared to the results of the prior year.

Income  before  income  taxes     The  Company's  income  before  income  taxes
-----------------------------
decreased $17,135 during the second quarter of fiscal 2001 to $10,101, from $27,236 during the second quarter of fiscal 2000. The decrease was primarily a result of the higher costs for an updated catalog and the amortization and consulting costs related to the Roehampton product line added during 2000.

Other.  No  income tax expense or benefit is recorded in the three-month periods
-----
ended June 30, 2001 and 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense.

Six  months  ended June 30, 2001 compared to the six months ended June 30, 2000.


Sales     Total  revenue increased 26% through the second quarter of fiscal 2001
-----
over the same period in fiscal 2000. The revenue increased $337,592 from $1,328,904 to $1,666,496 in the six months ended June 30, 2001 over the same period in the prior fiscal year. Revenues increased as a result of the supplier agreement signed with Van Dyne Crotty, Inc. for the Company to be the primary supplier for its retail first aid distribution business, the Company acquiring a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 3 to the financial statements, and additional sales resulting from increases in sales to new and existing distributors. The increase in sales to related parties amounted to approximately $221,400, or a 76% increase over the six months ended June 30, 2000.

Costs  and  Expenses     The  cost of sales through the second quarter increased
--------------------
$268,004 as a result of the increased sales from $937,954 for the six months of fiscal 2000 to $1,205,958 through the second quarter of fiscal 2001. The overall result was an 18% increase in the gross margin of $69,588, from $390,950 during the six months of fiscal 2000 to $460,538 through the second quarter of fiscal 2001. As a percentage, the gross margin decreased from 29% in fiscal
2000  to  28%  in  fiscal  2001.

General and administrative expenses increased 35% or $112,206 from $322,535 for the six months of fiscal 2000 to $434,741 for the six months of fiscal 2001. Also, general and administrative expenses increased slightly as a percent of revenue from 24% in 2000 to 26% in 2001. The increase primarily resulted from costs related to an updated catalog and an increase in the amortization and consulting costs for the Roehampton product line, compared to the results of the prior year.

Income  before  income  taxes     The  Company's income from before income taxes
-----------------------------
decreased $42,618 during the six months of fiscal 2001 to $25,797, from $68,415 during the six months of fiscal 2000. The decrease was primarily a result of the higher costs for an updated catalog and the amortization and consulting costs related to the Roehampton product line added during 2000.

Other.  No  income  tax  expense or benefit is recorded in the six-month periods
-----
ended June 30, 2001 and 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense.


LIQUIDITY  AND  CAPITAL  RESOURCES

The primary sources of the Company's cash are net cash flows from operating activities, short-term vendor financing and a line of credit obtained from a bank. The Company established a $250,000 line of credit with a bank that matures in February 2003 to fund cash requirements as needed. The line requires monthly interest payments and bears interest at the prime rate of interest (7.0% at June 30, 2001). As of June 30, 2001, $84,000 was outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio (4.31 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

                           PART II. OTHER INFORMATION


ITEM  6.  EXHIBITS:

(a)  Exhibits
          None

(b)  Reports  on  Form  8-K

On June 12, 2001, the Company filed a Form 8-K reporting on the change in certifying accountants, and containing the following information:

     At a meeting held on June 7, 2001, the Board of Directors of First Aid Direct, Inc.(the "Company") approved the engagement of Margolies, Fink and Wichrowski as independent auditors of the Company for the fiscal year ended December 31, 2001, to replace the firm of Rachlin Cohen Holtz LLP ("RCH"), who were dismissed as the Company's auditors, effective June 12, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            FIRST AID DIRECT, INC., A FLORIDA CORPORATION


Date:  August 13, 2001                      By  /s/   Scott  Seigel
                                              ---------------------
                                            Scott Seigel, President and CEO
                                            (Principal  Executive  Officer)