Form 10QSB
period 2001-09-30
FIRST AID DIRECT INC
filed 2001-11-05
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[Mark  One]
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  quarterly  period  ended:  September 30, 2001
                                                              ------------------

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  transition  period  from  _____to______

Commission  file  number:  0-30629
                           -------




                             FIRST AID DIRECT, INC.
                 (Name of small business issuer in its charter)


                 Florida                             59-1796257
         ----------------------                -------------------------
        (State of incorporation)               (IRS employer Ident. No.)

   10211  N.W.  53rd  St.,  Sunrise,  FL                 33351
   -------------------------------------              -----------
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

     The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2001: 3,985,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART  I.  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

             Condensed Balance Sheet (Unaudited) as of September          Page 3
              30, 2001

             Condensed Statements of Income (Unaudited) for the
              nine months ended September 30, 2001 and 2000 and the
              three months ended September 30, 2001 and 2000              Page 4

             Condensed Statements of Cash Flows (Unaudited)for
              the nine months ended September 30, 2001 and 2000           Page 5

             Notes  to Financial Statements.                              Page 6


Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                        Page 8


PART  II.  OTHER  INFORMATION


Item  6.     Exhibits  and  Reports  on  Form  8-K.

                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                       ASSETS
                       ------
Current assets:
   Cash                                   $   98,967
   Accounts receivable                       250,533
   Accounts receivable - shareholder          80,031
   Inventories                               397,174
   Prepaid expenses                           42,302
                                          -----------

     Total current assets                    869,007
                                          -----------

Property and equipment, net                   59,451
Intangible asset, net                        112,808
                                          -----------

                                          $1,041,266
                                          ===========


       LIABILITIES AND SHAREHOLDERS EQUITY
       -----------------------------------

Current Liabilities:
   Accounts payable and accrued expenses  $  207,162
                                          -----------

     Total current liabilities               207,162
                                          -----------

Obligations under line of credit              60,000
                                          -----------

Shareholders' equity:
   Common stock                                3,985
   Additional paid-in capital              1,604,127
   Deficit                                  (834,008)
                                          -----------

                                             774,104
                                          -----------

                                          $1,041,266
                                          ===========



     The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                   NINE MONTHS ENDED       THREE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER  30,
                                                    ----------------        ----------------
                                                    2001        2000        2001        2000
                                                 ----------  ----------  ----------  -----------
Net sales                                        $2,428,731  $2,092,582  $  762,235  $  763,678

Cost of sales                                     1,758,362   1,484,923     552,404     546,969
                                                 ----------  ----------  ----------  -----------

Gross margin                                        670,369     607,659     209,831     216,709

General and administrative expenses                 640,268     554,083     205,527     231,548
                                                 ----------  ----------  ----------  -----------

Income (loss) before income taxes                    30,101      53,576       4,304     (14,839)

Provision for income taxes                                -           -           -           -
                                                 ----------  ----------  ----------  -----------

Net income (loss)                                $   30,101  $   53,576  $    4,304  $  (14,839)
                                                 ==========  ==========  ==========  ===========



Net income (loss) per share information:
   Basic:
      Net income (loss) per share                $      .01  $      .01  $      .00  $      .00
                                                 ==========  ==========  ==========  ===========

      Weighted average number of common shares    3,961,264   3,905,000   3,985,000   3,905,000
                                                 ==========  ==========  ==========  ===========

   Diluted:
      Net income (loss) per share                $      .01  $      .01  $      .00  $      .00
                                                 ==========  ==========  ==========  ===========

      Weighted average number of common shares    3,985,000   3,979,667   3,985,000   3,979,667
                                                 ==========  ==========  ==========  ===========



    The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                               Nine Months Ended September 30,
                                              --------------------------------
                                                        2001        2000
                                                      ---------  ----------
Cash flows from operating activities:
  Net income                                          $ 30,101   $  53,576
  Depreciation and amortization                         25,364      23,728
  Changes in assets and liabilities                    115,265    (176,228)
                                                      ---------  ----------

Net cash provided by (used in) operating activities    170,730     (98,924)
                                                      ---------  ----------

Cash flows from investing activities:
     Purchase of equipment                              (1,999)     (3,054)
                                                      ---------  ----------

Net cash used in investing activities                   (1,999)     (3,054)
                                                      ---------  ----------

Cash flows from financing activities:
     Repayment of shareholder loan                           -    (150,000)
     Repayment on line of credit                       (78,000)          -
     Proceeds from exercise of stock options             8,000           -
                                                      ---------  ----------

Net cash provided by financing activities              (70,000)   (150,000)
                                                      ---------  ----------

Net increase (decrease) in cash and cash equivalents    98,731    (251,978)

Cash and cash equivalents, beginning of period             236     270,839
                                                      ---------  ----------

Cash and cash equivalents, end of period              $ 98,967   $  18,861
                                                      =========  ==========

Supplemental Disclosure of Cash Paid:
  Interest                                            $  6,104   $       -
                                                      =========  ==========

Non-cash Investing and Financing Activities:
  Assets acquired in exchange for debt                $      -   $ 200,000
                                                      =========  ==========


    The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2001 and December 31, 2000 are herein referred to as "fiscal 2001" and "fiscal 2000", respectively.


2.  INVENTORIES

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.


3.  ACQUISITION  OF  ASSETS

        PURCHASE

          On March 17, 2000, the Company entered into an asset purchase agreement to buy certain assets from a Company shareholder. The Company purchased accounts receivable, inventory and customer lists for $200,000, as noted below, to be paid in cash. The $200,000 represents cost as reflected in the accounting books and records of the shareholder. As of December 31, 2000, the full purchase price of $200,000 was paid.

           Accounts  receivable                                   $  25,264
           Inventories                                               41,374
           Customer  listings                                       133,362
                                                                  ---------
                                                                  $ 200,000
                                                                  =========


        COMMITMENTS

          The Company entered into a non-competition agreement and a consulting agreement with the original owner of the assets purchased above. The covenant not to compete is for a five-year term and provides for $25,000 each year, for a term of three years, to be paid in thirty-nine equal installments totaling $75,000. The consulting agreement is for a three-year term and provides for thirty-nine equal installments totaling $75,000.

4.  SALES  TO  SHAREHOLDER

During the nine months ended September 30, 2001 and 2000, 31% and 22%, respectively, of revenue was derived from sales to a shareholder.

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

ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
           RESULTS OF OPERATIONS

RESULT  OF  OPERATIONS
Three months ended September 30, 2001 compared to the three months ended September 30, 2000.

Sales   Total  revenues  decreased  only $1,443 from $763,678 to $762,235 in the
-----
three months ended September 30, 2001 over the same period in the prior fiscal year. Revenues resulting from the supplier agreement signed with Van Dyne Crotty, Inc., for the Company to be the primary supplier for its retail first aid distribution business, increased in the quarter, however, a decrease in sales from new and existing distributors offset the Van Dyne Crotty revenue increase.

Costs  and Expenses   The  cost  of sales for the third quarter increased $5,435
-------------------
from $546,969 in the third quarter of fiscal 2000 to $552,404 in the third quarter of fiscal 2001. The overall result was a $6,878 decrease in the gross margin, from $216,709 in the third quarter of fiscal 2000 to $209,831 in the third quarter of fiscal 2001. As a percentage, the gross margin remained constant at 28% in fiscal 2001.

General and administrative expenses decreased 11% or $26,021 from $231,548 in the third quarter of fiscal 2000 to $205,527 in the third quarter of fiscal 2001. Also, general and administrative expenses decreased slightly as a percent of revenue from 30% in 2000 to 27% in 2001. In the third quarter of 2000 the Company paid severance to the former CEO which accounted for the majority of the decline in administrative expenses from the fiscal third quarter of 2000 to 2001.

Income before income taxes   The  Company's income before income taxes increased
--------------------------
$19,143 during the third quarter of fiscal 2001 to $4,304, from a loss of $(14,839) during the third quarter of fiscal 2000. The increase resulted from primarily from the severance paid to the former CEO in the third quarter of fiscal 2000.

Other.  No  income tax expense or benefit is recorded in the three-month periods
-----
ended September 30, 2001 and 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Sales   Total  revenues  increased  16% through the third quarter of fiscal 2001
-----
over the same period in fiscal 2000. The revenue increased $336,149 from $2,092,582 to $2,428,731 in the nine months ended September 30, 2001 over the same period in the prior fiscal year. Revenues increased as a result of the supplier agreement signed with Van Dyne Crotty, Inc. for the Company to be the primary supplier for its retail first aid distribution business, the Company's acquisition of a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 3 to the financial statements, and increases in sales to new and existing distributors.

Costs  and  Expenses   The  cost  of  sales  through the third quarter increased
--------------------
$273,439  from  $1,484,923  for  the  nine  months of fiscal 2000 to $1,7583,362 through the third quarter of fiscal 2001. This resulted in a 10% increase in the gross margin of $62,710, from $607,659 during the nine months of fiscal 2000 to $670,369 through the third quarter of fiscal 2001. As a percentage, the gross margin decreased from 29% in fiscal 2000 to 28% in fiscal 2001.

General and administrative expenses increased 16% or $86,185 from $554,083 for the nine months of fiscal 2000 to $640,268 for the nine months of fiscal 2001. Also, general and administrative expenses remained constant as a percent of revenue at 26% in 2001. The actual expense increase primarily resulted from costs related to an updated catalog and amortization and consulting costs for the Roehampton product line, which were not included in the results of the prior year.

Income  before  income  taxes   The  Company's  income  from before income taxes
-----------------------------
decreased $23,475 during the nine months of fiscal 2001 to $30,101, from $53,576 during the nine months of fiscal 2000. The decrease was primarily a result of the higher freight costs and cost for an updated catalog to increase sales as well as amortization and consulting costs related to the Roehampton product line added during 2000.

Other.  No  income  tax expense or benefit is recorded in the nine-month periods
-----
ended September 30, 2001 and 2000, as the Company will utilize net operating loss carryforwards to offset the current tax expense.


LIQUIDITY  AND  CAPITAL  RESOURCES

The primary sources of the Company's cash are net cash flows from operating activities, short-term vendor financing and a line of credit obtained from a bank. The Company established a $250,000 line of credit with a bank that matures in February 2003 to fund cash requirements as needed. The line requires monthly interest payments and bears interest at the prime rate of interest (6.0% at September 30, 2001). As of September 30, 2001, $60,000 was outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio (4.20 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

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



                  FIRST AID DIRECT, INC., A FLORIDA CORPORATION


Date:  November 5, 2001                   By  /s/  Scott  Seigel
                                            -------------------------------
                                          Scott Seigel, President and CEO
                                          (Principal  Executive  Officer)