Form 10KSB
period 2001-12-31
FIRST AID DIRECT INC
filed 2002-03-25
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                             FIRST AID DIRECT, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                              65-0729332
--------------------------------------------------------------------------------
         (State of incorporation)         (I.R.S. Employer Identification No.)

10211 NORTHEAST 53RD STREET,         SUNRISE, FLORIDA             33351
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's Telephone Number                                     (954) 749-9926
--------------------------------------------------------------------------------

Securities to be registered pursuant to 12(b) of the Act:     NONE
--------------------------------------------------------------------------------

Securities to be registered pursuant to 12(g) of the Act:

                          COMMON STOCK $.001 PAR VALUE
                          ============================
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past ninety (90) days.

     YES  X          NO
         ---            ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB:     X
                       ---

State registrant's revenues for its most recent fiscal year.     $3,228,000

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 22, 2002, amounted to $1,115,800.

The number of shares outstanding of the registrant's common stock as of March 22, 2002 was 3,985,000 common shares.

                             FIRST AID DIRECT, INC.


                                      INDEX


                                                                       PAGE
                                                                       ----

ITEM 1 - DESCRIPTION OF BUSINESS                                         1

ITEM 2 - DESCRIPTION OF PROPERTY                                         5

ITEM 3 - LEGAL PROCEEDINGS                                               5

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY                     5

ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON        5
         EQUITY AND OTHER SHAREHOLDER MATTERS

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               7
         CONDITION AND RESULTS OF OPERATIONS

ITEM 7 - FINANCIAL STATEMENTS                                            9

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                9
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             10

ITEM 10 - REMUNERATION OF DIRECTORS AND OFFICERS                        11

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND           12
          MANAGEMENT

ITEM 12 - INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS    14

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS           14
          ON FORM 8-K

SIGNATURES                                                              16

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

GENERAL

First Aid Direct, Inc. ("First Aid" or the "Company") was organized in July 1977 in the State of Florida under the name of Rehabilitation Institute of South Florida, Inc. It remained dormant until it began active operations in September 1997. First Aid is a national distribution business that wholesales first aid products to first aid distributors across the nation. Most of the distributors operate mobile first aid van services that sell and service the industrial first aid kits, mandated by OSHA regulations. These kits are placed in many different types of businesses and industrial locations such as factories, distribution warehouses, offices, auto repair shops and dealerships, hotels and retail stores. The Company currently has approximately 190 distributors located in 42 states throughout the United States including Puerto Rico. These states include Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, Mississippi, Montana, North Carolina, North Dakota, Nevada, New Jersey, New Mexico, Nevada, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, West Virginia, and Wyoming.

A distributor typically operates a number of routes. Each route consists of several hundred locations that are visited by the route driver/salesman at least once a month. The driver/salesperson will typically visit as many as 20 locations each day. The driver/salesperson operates a van stocked with first aid supplies and uses the inventory to refill the kits that are placed in each location. The kits contain a mix of first aid products designed and packaged for industrial use, including bandages, tapes, gauze, antiseptics, ointments and over-the-counter medications such as aspirin, cough medications, etc. First Aid has specialized packaging that lends itself to the workplace. All items are packed in multilingual boxes that wherever possible are dispenser packs that offer each individual product in a sanitary sealed package as part of a tear off strip.

In addition, First Aid provides a business-to-business program called "Direct Ship". This program involves direct shipments of first aid and safety products to businesses. Distributors typically do not service direct ship customers because their product usage is too limited for a driver/salesman to service monthly or they need centralized billing, control and pricing. First Aid offers these customers a direct order system using phone, fax or the First Aid Internet web site. Approximately two percent (2%) of our business is based upon the "Direct Ship" program and approximately ninety-eight percent (98%) of our business is based upon independent distributorship, hospitals and emergency service agencies.

INDUSTRY  BACKGROUND

The first aid business is comprised of many independent distributors of first aid and safety products provided to the workplace via mobile van services. Products and services include first aid cabinets, over-the-counter medications and general first aid supplies. Certain distributors also offer safety products and a variety of related training programs.

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

Today, the potential market for these distributors is virtually any business with employees. The reason is that the Federal Occupational Safety & Health Administration (OSHA) has a regulation (29 CFR 1910.151(b)) that requires that First Aid supplies be readily available in the workplace. It is more convenient for the business operator to use the services of the first aid distributor to supply the correct product mix of required first aid supplies that are not only designed for use in the workplace, but are refilled and kept current each month.

A consolidation has taken place in the first aid distribution industry. Zee Medical, a subsidiary of wholesale distributor McKesson HBOC, Inc., currently is one of the oldest companies in the industry and also has a large market share. Cintas Corp. decided to penetrate this market quickly, and therefore adopted an acquisition strategy. The first acquisition was in February 1997, which was followed by three additional acquisitions, another in 1997 and two in 1998. Zee Medical and Cintas Corp. represent our major competition and they each place broad restrictions on their distributors, including geographical restraints on distribution.

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

VAN  DYNE-CROTTY  TRANSACTIONS

On December 20, 1999, Van Dyne-Crotty, Inc. purchased 1,400,000 shares of the Company's stock from previously major stockholders, Scott Siegel (currently the CEO) and Robert Sussman (formerly the CEO). In conjunction with the share purchase, Van Dyne-Crotty and First Aid entered into an Asset Purchase Agreement which transferred all of the assets of its van distribution business to Van Dyne-Crotty, consisting of motor vehicles, accounts receivable, inventory, and various permits. The parties simultaneously entered into a Supply Agreement under which Van Dyne-Crotty agreed to purchase all of its requirements for first aid products and supplies from First Aid for a five-year term, unless First Aid were sold to a competitor of Van Dyne-Crotty. Under the terms of this supply agreement, First Aid is required to sell the products at the lowest of the prevailing market price for the best grade for each type of item covered. First Aid may alter the price of any item upon notice, but Van Dyne-Crotty may discontinue purchasing its total requirements of any item if the price is not comparable or the quality of the item is not competitive with similar types of products. The determination of whether our pricing is not competitive is made by price comparison with other wholesalers of first aid products. In February 2002 the Company granted and continues to grant Van Dyne-Crotty a five percent discount from previous price levels due to competitive market prices and the volume of purchases made by Van Dyne-Crotty.

For the year ended December 31, 2001, Van Dyne-Crotty accounted for 32% of the Company's revenues versus 25% for the year ended December 31, 2000.

Following the December 16, 1999 Asset Purchase Agreement, the Company changed our name from First Aid Select, Inc. to First Aid Direct, Inc. Van Dyne-Crotty's newly formed first aid supply van division began operating under the name First Aid Select. Subsequently, in calendar 2001,Van Dyne-Crotty began operating under the name Select First Aid.

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

Included in the total assets acquired by Van Dyne-Crotty were accounts receivable, inventory and the customer list related to certain products associated with Roehampton Supply's line of first aid products. First Aid acquired the accounts receivable, inventory and the customer listings from Van Dyne-Crotty at Van Dyne-Crotty's cost at the time of the Roehampton transaction. The purchase price of $200,000 has been paid.

On March 20, 2000, First Aid entered into a non-competition agreement and a consulting agreement with the original owner of the Roehampton assets. The covenant not to compete is for a five-year term and provides for a total payment of $75,000 to be paid in thirty-six equal installments. The consulting agreement is for a three-year term and provides for payment of $75,000 to the consultant in thirty-six equal installments.

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

PRODUCT  LIABILITY

We maintain product liability insurance in the amount of $6,000,000. Our suppliers also maintain product liability insurance. Our purchase orders with our suppliers do not limit or allocate liability between the parties.

MARKETING  AND  SALES

Our sales team, which currently consists of one sales director and one telemarketer, is responsible for developing new business. The team solicits distributor and direct ship customers by telephone and in-person sales calls. We also participate in a number of national trade shows and associations to develop new customers and to meet with existing ones.

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

COMPETITION

Because of industry consolidations, two companies, Zee and Cintas, dominate the market. There are many independent distributors who view this consolidation as detrimental to their business. We believe they will prefer to do business with independently owned and operated wholesale companies such as First Aid.

EMPLOYEES

First Aid currently employs eleven persons, ten of whom are full-time employees, in the following capacities: one administrator, two in sales and marketing, one office manager, two office staff and five in warehouse and assembly. The Company's employees are not represented by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM  2.     DESCRIPTION  OF  PROPERTY

First Aid Direct's corporate headquarters and distribution center is located at 10211 NW 53rd Street, Sunrise, Florida, 33351. The business has been at this location for four years. We do approximately 20% of packaging at our own facility. The operation is located in a modern warehouse complex and currently occupies 7,200 square feet of fully air-conditioned space consisting of 1,500 square feet of office space, a 250 square foot assembly area and 5,450 square feet of warehouse. We lease the facility through July 31, 2004 from Mr. Robert Sussman, formerly a director and Chief Executive Officer, at a $53,000 annual rental, in a multiple tenant facility. The terms of the lease are comparable with that provided to non-related tenants.

ITEM  3.     LEGAL  PROCEEDINGS.

None.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

First Aid's common stock currently trades on the Over-The-Counter Bulletin Board under the symbol "FADI" (the ticker symbol was changed to "FADI" from "FASL" on February 12, 2001). As of December 31, 2001 there were 55 shareholders of record of our common stock. Our common stock traded on the Over-The-Counter Bulletin Board under the symbol "FASL" from May 1998 to November 1999. On November 18, 1999, our common stock was de-listed from the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc. for failure to comply with the phase-in provisions of the OTC Bulletin Board Eligibility Rule, which required all companies whose securities are quoted on the OTC Bulletin Board to become reporting companies with the Securities and Exchange Commission. In December 2000 First Aid became a fully reporting company with the Securities and Exchange Commission. In February 2001 First Aid common stock again began trading on the Over-The-Counter Bulletin Board.

The following table sets forth the high and low sales prices for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

        PERIOD          HIGH    LOW
----------------------  -----  -----
Quarter ended 09/30/98  $1.25  $0.63
Quarter ended 12/31/98  $0.75  $0.28

Quarter ended 03/31/99  $1.13  $0.34
Quarter ended 06/30/99  $1.06  $0.44
Quarter ended 09/30/99  $2.25  $0.56
Quarter ended 12/31/99  $2.25  $0.20

Quarter ended 03/31/00  $1.00  $0.21
Quarter ended 06/30/00  $1.01  $0.40
Quarter ended 09/30/00  $1.06  $0.30
Quarter ended 12/31/00  $0.51  $0.25

Quarter ended 03/31/01  $2.31  $0.40
Quarter ended 06/30/01  $1.25  $0.45
Quarter ended 09/30/01  $0.77  $0.25
Quarter ended 12/31/01  $0.51  $0.11

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

First Aid's operations consist of the wholesale distribution of first aid and safety products to retail van distributors and the direct sale of those products to end users through a direct ship operation.

RESULTS  OF  OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

SALES. Company net sales increased $391,000 (14%) from $2,833,000 in fiscal 2000 to $3,228,000 in 2001. Net sales increased 11% from sales under the supplier agreement with Van Dyne Crotty, Inc., to be the primary supplier for its retail first aid distribution business. An additional 1% of the sales increase was attributable to increased sales from the acquisition of a customer list and other assets from Van Dyne Crotty, Inc. as disclosed in Note 10 to the financial statements. Sales from other customers increased 2% primarily due to the larger sales to existing customers as well as sales to new distributors.

COSTS OF SALES. Cost of sales increased $203,000 (9.8%) from $2,070,000 in 2000 to $2,273,000 in 2001. The increase in cost of sales was lower than the sales growth due to lower purchasing costs due to the increased sales volume and decreases in freight costs.

GROSS PROFIT. Gross profit increased $191,000 from $764,000 during 2000 to $955,000 for 2001. As a percentage, the Company's gross margin increased from 27% in 2000 to 30% in 2001. The gross margin improvement resulted from the factors noted above.

GENERAL AND ADMINISTRATIVE EXPENSE. Expenses increased $34,000 from $831,000 in 2000 to $865,000 during 2001. General and administrative expenses decreased as a percent of sales from 29% in 2000 to 26% in 2001. The decrease resulted primarily from the sales increase combined with lower professional fees after completing the requirements to become a fully reporting company.

INCOME FROM CONTINUING OPERATIONS. The Company generated income from continuing operations for the first time in 2001. Income from operations improved $157,000 during 2001 to an income from operations of $90,000 compared to a loss from operations of $67,000 during 2000. The improvement primarily resulted from efficiencies generated from increased sales, lower freight costs and reduced costs for regulatory compliance now that the Company is a fully reporting entity.

LIQUIDITY  AND  CAPITAL  RESOURCES

The primary ongoing sources of the Company's cash are net cash flows from operating activities. The Company established a $250,000 line of credit with a bank that matures in February 2003 to fund cash requirements as needed. The line requires monthly interest payments and bears interest at the prime rate of interest (4.75% at December 31, 2001). As of December 31, 2001, there was no outstanding balance on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

The Company believes its current cash position as well as its unused borrowing capacity on the line of credit, coupled with its cash flow forecast for the year and periods beyond, will be sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio (3.62 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

Net cash provided by operations resulted primarily from decreases in accounts receivable due to improved collection efforts despite the sales increases offset by inventory increases due to the increased sales volume and decreases in accounts payable.

Net cash flows from investing activities resulted from the purchase of capital assets. The Company has no significant plans for capital expenditures at this time.

Net cash flows from financing activities resulted from the receipt of cash from the exercise of stock options and the payoff of the line of credit balance outstanding at the end of the prior year.

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

ITEM  7.     FINANCIAL  STATEMENTS

The Company's financial statements as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 2001, the Company filed a Form 8-K reporting on the change in certifying accountants and containing the following information:

At a meeting held on June 7, 2001, the Board of Directors of First Aid Direct, Inc. (the Company") approved the engagement of Margolies, Fink and Wichrowski as independent auditors of the Company for the fiscal year ended December 31, 2001, to replace the firm of Rachlin Cohen Holtz LLP ("RCH"), who were dismissed as the Company's auditors, effective June 12, 2001. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2000, and in the subsequent unaudited interim period through June 12, 2001 (date of dismissal), there were no disagreements with RCH on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of RCH, would have caused RCH to make reference to the subject matter in their report.

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGIS-TRANT

Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All the information is as of March 1, 2002. Directors are elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. The Board elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

           NAME               AGE         POSITION
           -----------------  ---  -----------------------
           Scott Siegel        48  Chief Executive Officer
           Kevin M. Crotty     46  Director
           Stephen D. Smiley   48  Director

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

STEPHEN D. SMILEY - Mr. Smiley has served as a director of First Aid since January 2000. Since 1996, Mr. Smiley has served as Vice President of Administration for Van Dyne-Crotty, Inc. Mr. Smiley has been employed with Van Dyne-Crotty for the past 20 years, acting in various capacities including District and General Management, Manager and Regional Manager for several of the company's textile rental district operations.

During the fiscal year 2001, the Board of Directors acted by unanimous consent on two occasions.

AUDIT  FEES

The independent auditors of the Company for the year ended December 31, 2001 were Margolies, Fink & Wichrowski. The aggregate fees, including expenses billed by Margolies, Fink & Wichrowski, in connection with the audit of the Company's annual financial statements for the most recent fiscal year and for the review of the Company's financial information included in its annual report on Form 10-KSB and its quarterly reports on Form 10-QSB (since the quarter ended June 30, 2001, see Item 8,"Changes and Disagreements with Accountants on Accounting and Financial Disclosure") were $21,225. The audit fees paid to the prior auditors, for their work through June 7, 2001 were $20,612.

ALL  OTHER  FEES

The aggregate fees, including expenses billed for all other services rendered to the Company by Margolies, Fink & Wichrowski were $750. These non-audit fees relate to tax services performed for the Company.


ITEM  10.     REMUNERATION  OF  DIRECTORS  AND  OFFICERS.

SUMMARY  COMPENSATION  TABLE

The following table sets forth information relating to the compensation paid by First Aid in each of the last three fiscal years to: (i) its Chief Executive Officer; and (ii) each of its executive officers whose annual compensation exceeded $100,000 during this period.

                             FISCAL                   OTHER         ANNUAL        LTIP     ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY   BONUS   COMPENSATION  OPTIONS/ (#)  PAYOUTS  COMPENSATION
-------------------------------------------------------------------------------------------------------

Scott Siegel                   2001  150,000       0         6,000             0        0        0
Chief Executive Officer        2000        0       0             0             0        0        0
Secretary and Treasurer        1999   81,500       0             0             0        0        0



Mr. Siegel received no compensation directly from First Aid in 2000. After he assumed the role of Acting Chief Executive Officer a cost sharing arrangement with Van Dyne Crotty was created. For the period from August 22 to December 31, 2000 a total of $30,000 was incurred by First Aid for Mr. Siegel's services. There were no stock options granted during the year ended December 31, 2001, and Mr. Siegel holds no options as of December 31, 2001 or during the previous periods.

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, there were 3,985,000 shares of common stock issued and outstanding. The following table sets forth, as of December 31, 2001, information with respect to the beneficial ownership of the Company's common stock by (i) persons known by First Aid to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director and officer of First Aid and (iii) all directors and officers and Van Dyne-Crotty as a group.

                        COMMON STOCK BENEFICIALLY OWNED
                        -------------------------------


Name and Address                               Percentage of
of Beneficial Owner                  Shares        Class
----------------------------        ---------  --------------
Scott Siegel                          300,000           7.53%
10211 Northeast 53rd Street
Sunrise, Florida 33351


Kevin M. Crotty                         1,000           0.02%
3233 Newmark Drive
Miamisburg, OH 45342

Daniel W. Crotty, as trustee        2,000,000          50.19%
3233 Newmark Drive
Miamisburg, OH 45342

Stephen D. Smiley                       7,200           0.18%
3233 Newmark Drive
Miamisburg, OH 45342

Van Dyne-Crotty, Inc.               1,631,000          40.90%
3233 Newmark Drive
Miamisburg, OH 45342

All officers, directors and
Van Dyne-Crotty as a group          1,932,000          48.48%


Scott Siegel is the former Chairman of the Board of First Aid and was an executive with First Aid Select, which is a division of Van Dyne-Crotty from December 1999 to December 2000. Effective August 16, 2000, Mr. Siegel began acting as Interim Chief Executive Officer of First Aid, and effective, January 1, 2001, Mr. Siegel became the Chief Executive Officer of First Aid as well as its Secretary and Treasurer.

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

ITEM  12.     INTERESTS  OF  MANAGEMENT  AND  OTHERS  IN  CERTAIN  TRANSACTIONS.

The Company leases office and warehouse space for its corporate facility from Robert Sussman, formerly its Chief Executive Officer under a five year operating lease expiring July 31, 2004. Annual rent is approximately $57,000 for 2001 and $53,000 for 2000.

Van Dyne-Crotty and First Aid operate under a Supply Agreement wherein Van Dyne-Crotty agreed to purchase its total requirements for first aid products for a period of five years. However, the supply agreement will terminate in the event First Aid's shares are sold to a competitor of Van Dyne-Crotty in the same business. The agreement further provides that the prices for the products to be sold will be no higher than the lowest of the prevailing market prices for the best grade of comparable products in the marketplace compared to our lowest available distributor pricing. First Aid may revise the price on written notice for supplied items under the same condition that they represent the lowest of the prevailing market for the best grade of these products. Effective in February 2002, First Aid granted and continues to grant Van Dyne-Crotty an additional 5% price reduction due to a review of current competitive market prices and Van Dyne-Crotty's purchase volume. During the fiscal year 2001 Van Dyne-Crotty purchased $1,042,000 of our products, which represented approximately 32% of our total revenues for the 2000 fiscal year.

In April 2000, Van Dyne-Crotty and members of its management acquired 100,000 shares of First Aid from Robert Sussman for a purchase price of $69,000 or $0.69 per share.

On March 16, 2000, First Aid entered into an asset purchase agreement to buy certain assets from Van Dyne-Crotty, Inc. The Company purchased accounts receivable, inventory and customer lists for the Roehampton Supply, Inc. line of first aid products. As of December 31, 2000, the full purchase price of $200,000 has been paid. On March 20, 2000, First Aid entered into a non-competition agreement and a consulting agreement with the original owner of Roehampton Supply, Inc. above. The former owner's covenant not to compete is for a five-year term and provides for a total payment of $75,000 to be paid in thirty-six equal installments. The consulting agreement is for a three-year term and provides for payment of $75,000 to the consultant in thirty-six equal installments.

                                     PART IV

ITEM  13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report.

          (1)  Financial  Statements:

               Reports of Independent Certified Public Accountants

               Balance  Sheet

               Statements of Operations

               Statements of Stockholders' Equity

               Statements of Cash Flows

               Notes to Financial Statements

                             FIRST AID DIRECT, INC.



                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

REPORTS OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS               F-1 - F-2


FINANCIAL  STATEMENTS

     Balance  Sheet                                                      F-3

     Statements  of  Operations                                          F-4

     Statements  of  Stockholders'  Equity                               F-5

     Statements  of  Cash  Flows                                         F-6

     Notes  to  Financial Statements                                  F-7 - F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
First  Aid  Direct,  Inc.
Sunrise,  Florida

We have audited the accompanying balance sheet of First Aid Direct, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Aid Direct, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Margolies, Fink & Wichrowski

Margolies, Fink & Wichrowski


Pompano Beach, Florida
February 6, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
First  Aid  Direct,  Inc.
Sunrise,  Florida


We have audited the accompanying statements of operations, stockholders' equity and cash flows of First Aid Direct, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of First Aid Direct, Inc. for the year ended December 31, 2000 in conformity with generally accepted accounting principles.


                            RACHLIN COHEN & HOLTZ LLP


Fort  Lauderdale,  Florida
January 29, 2001

                             FIRST AID DIRECT, INC.
                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS


Current assets:
   Cash                                                 $  123,297
   Accounts receivable - stockholder                        36,093
   Accounts receivable, net of allowance for doubtful
      accounts of $20,000                                  206,790
   Note receivable - employee                               12,000
   Inventories                                             507,371
   Prepaid expense                                          40,662
                                                        -----------

      Total current assets                                 926,213
                                                        -----------

Property and equipment, net                                 54,329
Customer lists, net                                        109,475
                                                        -----------

                                                        $1,090,017
                                                        ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  224,533
   Accrued expenses                                         31,106
                                                        -----------

      Total current liabilities                            255,639
                                                        -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
      authorized; 3,985,000 issued and outstanding           3,985
   Additional paid-in capital                            1,604,127
   Retained  (deficit)                                    (773,734)
                                                        -----------

      Total stockholders' equity                           834,378
                                                        -----------

                                                        $1,090,017
                                                        ===========

                See accompanying notes to financial statements.

                    FIRST AID DIRECT, INC.

                   STATEMENTS OF OPERATIONS

            YEARS ENDED DECEMBER 31, 2001 AND 2000


                                              2001        2000
                                           ----------  -----------

Net sales                                  $3,227,544  $2,833,406

Cost of sales                               2,272,606   2,069,625
                                           ----------  -----------

    Gross profit                              954,938     763,781

General and administrative expenses           864,563     831,003
                                           ----------  -----------

Income (loss) before income taxes              90,375     (67,222)

Provision for income taxes                          -           -
                                           ----------  -----------

Net income (loss)                          $   90,375  $  (67,222)
                                           ==========  ===========

Net income (loss) per common share:
    Basic:
      Net income (loss) per common share   $       02  $     (.02)
                                           ==========  ===========

      Weighted average number of shares     3,967,247   3,905,000
                                           ==========  ===========

    Diluted:
      Net income (loss) per common share   $      .02  $     (.02)
                                           ==========  ===========

      Weighted average number of shares     3,985,000   3,905,000
                                           ==========  ===========

       See accompanying notes to financial statements.

                                             FIRST AID DIRECT, INC.

                                       STATEMENT OF STOCKHOLDERS' EQUITY

                                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                 Additional                   Stock            Total
                             Number of  Common     Paid-in     Retained    Subscription    Stockholders'
                              Shares     Stock     Capital    (Deficit)     Receivable        Equity
                             ---------  -------  -----------  ----------  --------------  ---------------

Balance, January 1, 2000     3,905,000  $ 3,905  $ 1,596,207  $(796,887)  $      (5,000)  $      798,225

  Payment of stock
    subscription receivable                                                       5,000            5,000

  Net loss                           -        -            -    (67,222)                         (67,222)
                             ---------  -------  -----------  ----------  --------------  ---------------

Balance, December 31, 2000   3,905,000    3,905    1,596,207   (864,109)              -          736,003

  Exercise of stock option      80,000       80        7,920                                       8,000

  Net income                                                     90,375                           90,375
                             ---------  -------  -----------  ----------  --------------  ---------------

Balance, December 31, 2001   3,985,000  $ 3,985  $ 1,604,127  $(773,734)  $           -   $      834,378
                             =========  =======  ===========  ==========  ==============  ===============

                           See accompanying notes to financial statements.

                                   FIRST AID DIRECT, INC.
                                  STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 2001 AND 2000


Cash flows from operating activities:
    Net income (loss)                                                  $  90,375   $ (67,222)
                                                                       ----------  ----------

    Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
        Depreciation and amortization                                     33,819      30,029
        Provision for doubtful accounts                                    1,702      23,621
        Inventory valuation allowance                                     20,000           -
        Decrease (increase) in accounts receivable                       146,738    (114,351)
        Increase in inventories                                          (36,626)   (184,932)
        Decrease in prepaid expenses                                      33,862           -
        Increase in other assets                                               -    (179,690)
        (Decrease) increase in accounts payable and accrued expenses     (34,810)     91,449
        Decrease in income taxes payable                                       -      (6,500)
                                                                       ----------  ----------

           Total adjustments                                             164,685    (340,374)
                                                                       ----------  ----------

               Net cash provided by (used in) operating activities       255,060    (407,596)
                                                                       ----------  ----------

Cash flows from investing activities:
    Purchase of equipment                                                 (1,999)     (6,007)
                                                                       ----------  ----------

               Net cash used in investing activities                      (1,999)     (6,007)
                                                                       ----------  ----------

Cash flows from financing activities:
    Borrowings on line of credit                                               -     138,000
    Repayment of line of credit                                         (138,000)          -
    Proceeds from exercise of stock option                                 8,000           -
    Payment of stock subscription receivable                                   -      (5,000)
                                                                       ----------  ----------

               Net cash provided by (used in) financing activities      (130,000)    143,000
                                                                       ----------  ----------

Net increase (decrease) in cash                                          123,061    (270,603)

Cash at beginning of period                                                  236     270,839
                                                                       ----------  ----------

Cash at end of period                                                  $ 123,297   $     236
                                                                       ==========  ==========

Supplement disclosures of cash flow information:

    Cash paid for interest                                             $   7,008   $   2,570
                                                                       ==========  ==========

                       See accompanying notes to financial statements.

                             FIRST AID DIRECT, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization and Capitalization

     First Aid Direct, Inc. (the "Company") was incorporated in the State of Florida during July 1977 as Rehabilitation Institute of South Florida, Inc. The Articles of Incorporation, as amended on December 5, 1997, authorize the Company to issue, and have outstanding, at any one time 50,000,000 shares of common stock with a par value of $.001. A second amendment to the Articles of Incorporation, on December 22, 1999, ratified the name change from First Aid Select, Inc. to First Aid Direct, Inc.

     (b)  Business

     The Company distributes on a national level wholesale first aid products to first aid distributors and also provides a business to business program called "Direct Ship".

     (c)  Use  of  Estimates

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

     (d)  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (e)  Inventories

     Inventories, which are comprised of first aid products held for sale, are stated at the lower of cost or market, and net of a $20,000 valuation allowance as of December 31, 2001. Cost is determined on the first-in, first-out (FIFO) method. The valuation allowance (reserve for obsolescence) was included in cost of goods sold for the year ended December 31, 2001.

     (f)  Accounts  Receivable

     The Company generally sells product to a wide variety of customers without requiring collateral. The Company monitors their exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.
                                                                     (CONTINUED)

                             FIRST AID DIRECT, INC.

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (g)  Property  and  Equipment

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

     (h)  Customer  Lists

     The Company purchased customer lists from a stockholder (see Note 10), which are being amortized using the straight-line method over an estimated useful life of ten years.

     (i)  Revenue  Recognition

     The Company recognizes revenue, including shipping and handling fees, when the merchandise is shipped to customers. Allowances for estimated returns are provided when sales are recorded. All costs related to shipping and handling are included in cost of sales.

     (j)  Advertising

     Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2001 and 2000 were approximately $67,000 and $11,000, respectively.

     (k)  Non-competition  Agreement

     The Company is amortizing the payments made pursuant to a non-competition agreement over the five-year term of the agreement (see Note 10).

     (l)  Income  Taxes

     The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, ("Accounting For Income Taxes"), which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                                                                     (CONTINUED)

                             FIRST AID DIRECT, INC.

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (m)  Stock-based  Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ("Accounting For Stock Issued to Employees") ("APB No. 25"), and related interpretations, in accounting for its employee stock based compensation rather than the alternative fair value accounting allowed by SFAS No. 123, ("Accounting for Stock-based Compensation"). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

     The Company follows SFAS No. 123 in accounting for stock based compensation issued to non-employees.

     (n)  Net  Income  (Loss)  Per  Common  Share

     The Company has adopted SFAS No. 128, ("Earnings Per Share"), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

     (o)  Recent  Accounting  Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, ("Revenue Recognition in Financial Statements"). SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective for the fourth quarter of 2000. SAB 101 is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

                                                                     (CONTINUED)

                             FIRST AID DIRECT, INC.

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (o)  Recent  Accounting  Pronouncements  (Continued)

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ("Accounting For Derivative Instruments And Hedging Activities"). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, ("Accounting For Derivative Instruments And Hedging Activities - Deferral of The Effective Date of FASB Statement No. 133"). SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June, 2000, the FASB issued SFAS No. 138, ("Accounting For Certain Derivative Instruments And Certain Hedging Activities"). SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this standard on January 1, 2001 to affect its financial statements.


(2)  PROPERTY  AND  EQUIPMENT

     The following is a summary of property and equipment, less accumulated depreciation as of December 31, 2001:

                                               Estimated
                                             Useful Lives
                                             -------------
     Furniture and equipment        $94,735        5 years
     Leasehold improvements          20,584        5 years
                                    -------
                                    115,319
     Less accumulated depreciation   60,990
                                    -------

                                    $54,329
                                    =======

Depreciation expense for the years ended December 31, 2001 and 2000 was $20,486 and 19,474, respectively.
                                                                     (CONTINUED)

                             FIRST AID DIRECT, INC.

(3)  LINE  OF  CREDIT

The Company has a $250,000 line of credit with a bank, with interest at prime rate (4.75% at December 31, 2001). The line matured February 1, 2002 and was renewed through February 1, 2003, and is collateralized by the Company's accounts receivable and inventory. At December 31, 2001, the Company had repaid the outstanding balance on the line of credit during the year 2001.


(4)  COMMITMENTS  AND  CONTINGENCIES

Leases
------

The Company leases office space for its corporate facility from the prior CEO under a five year operating lease expiring July 31, 2004. Rent expense was $57,400 and $53,000 for 2001 and 2000, respectively.

In December 1999, the Company leased telephone equipment under a non-cancelable operating lease, which expires in December 2003. Rent expense $3,000 and $2,700 for 2001 and 2000, respectively.

The  Company's  future  minimum  rental  commitments  are  as  follows:

          Year Ending
          December 31:
          ------------
              2002       $60,400
              2003        60,400
              2004        33,400
                         -------

                         154,200
                         =======

(5)  RELATED  PARTY  TRANSACTIONS

Employment  Agreements
----------------------

The CEO of the Company entered into a five-year employment agreement with the Company effective December 20, 1999. The base compensation is approximately $100,000, with bonus increases provided that certain performance requirements are met. The employment agreement also provided for 150,000 stock options to be granted January 1, 2000, exercisable over a five-year vesting period. The option exercise price is $1.50, which approximates market value on the date of grant.
                                                                     (CONTINUED)

                             FIRST AID DIRECT, INC.

(5)  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

On August 22, 2000, the Company and the CEO mutually terminated his employment agreement and entered into a severance agreement. This agreement provided, among other things, for the payment of $50,000 as full settlement of all obligations the Company had pursuant to the employment agreement, including the surrender of his right to receive 150,000 options to purchase Company common stock. The CEO also held the office of President, Treasurer and Secretary and served as a director of the Company.

Effective January 1, 2001, the current Chief Executive Officer of the Company entered into a three-year employment agreement with the Company providing for an annual base compensation of $150,000 plus an annual discretionary bonus to be determined by the Board of Directors. The agreement also provided for the employee to receive certain fringe benefits.

Sales  to  Stockholder
----------------------

During the year ended December 31, 2001 and 2000, approximately $1,042,000 and $704,000 or 32% and 25%, respectively, of revenue was derived from sales to the majority stockholder which acquired the retail operations on December 16, 1999, and maintains a five year product supply agreement with the majority stockholder. In February 2002, the Company granted, and continues to grant the stockholder a five percent discount from previous price levels to meet competitive market prices and the increasing volume of purchases being made by the stockholder.


(6)  INCOME  TAXES

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                       2001       2000
                                                     ---------  ---------
     Tax provision at the statutory rate of 34%      $ 31,000   $(23,000)
     State income taxes, net of federal income tax      5,000     (2,000)
     Benefit of net operating loss carryforward       (34,000)    22,000
     Other                                             (2,000)     3,000
                                                     ---------  ---------

                                                     $      -   $      -
                                                     =========  =========

The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2001 and 2000 are as follows:
                                                                     (CONTINUED)

                             FIRST AID DIRECT, INC.

(6)  INCOME  TAXES  (CONTINUED)

                                        2001       2000
                                      ---------  ---------
     Net operating loss carryforward  $ 52,000   $ 95,000
     Accounts receivable allowance       7,000          -
     Inventory valuation allowance       8,000      8,000
     Start-up costs                    (21,000)   (23,000)
     Depreciation and amortization      (4,000)    (5,000)
     Less valuation allowance          (42,000)   (74,000)
                                      ---------  ---------

       Net deferred tax asset         $      -   $      -
                                      =========  =========

As of December 31, 2001, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established. The net change in the valuation allowance for the years ended December 31, 2001 and 2000 was $32,000 and $114,000, respectively.

At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $154,000, which are available to offset future taxable income, if any, through 2019.


(7)  STOCK  OPTIONS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123. As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of APB 25. The differences between the recognition and measurement provisions of SFAS No. 123 and APB 25 had no material effect on the Company's results of operations for 1999 and 2000.

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

                                                                     (CONTINUED)

                             FIRST AID DIRECT, INC.

(7)  STOCK OPTIONS (CONTINUED)

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

A summary of the status of options and changes during the years ended are presented below:

                                                    Range of
                                                    Exercise
                                          Options     Price
                                         ---------  ---------
Summary of Activities in Stock Options:

     Balance, December 31, 1999            80,000   $     .10
     Year Ended December 31, 2000:
       Granted                            150,000   $    1.50
       Exercised                                -
       Expired                           (150,000)
                                         ---------

     Balance, December 31, 2000            80,000   $     .10
     Year Ended December 31, 2001:
       Granted                                  -
       Exercised                          (80,000)  $     .10
       Expired                                  -
                                         ---------

     Balance, December 31, 2001                 -
                                         =========

(8)  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable.

The Company maintains deposit balances at financial institutions that, from time to time during the year, may exceed federally insured limits. At December 31, 2001 and 2000, the Company had deposits of approximately $123,000 and $38,000, respectively, in excess of federally insured limits. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.
                                                                     (CONTINUED)

                             FIRST AID DIRECT, INC.

(9)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments as of December 31, 2001.


(10) ACQUISITION  OF  ASSETS

Purchase
--------

On March 16, 2000, the Company entered into an asset purchase agreement to buy certain assets from a major stockholder. The Company purchased accounts receivable, inventory and customer lists for $200,000, as noted below, to be paid in cash. The $200,000 represents the historical cost of these assets to the stockholder as reflected in the stockholder's accounting books and records.

      Accounts receivable   $25,264
      Inventories            41,374
      Customer lists        133,362
                            -------

                            200,000
                            =======

Commitments
-----------

The Company entered into a non-competition agreement and a consulting agreement with the original owner of the assets purchased above. The covenant not to compete is for a five-year term and provides for a total payment of $75,000, to be paid in thirty-six equal installments. The consulting agreement is for a three-year term and provides for thirty-six equal installments totaling $75,000.

   (b)  EXHIBITS

    Exhibit           Description of Documents
    -------           ------------------------

    2.1*       Asset  Purchase  Agreement  between,  dated  December  16,  1999, between  Van Dyne-Crotty, Inc. as Purchaser and First Aid Select,
               Inc.  as  Seller.
    2.2*       Asset  Purchase  Agreement,  dated  March  18,  2000, between Van
               Dyne-Crotty,  Inc.  as  Seller  and  First  Aid  Direct,  Inc. as
               Purchaser.
    3.1*       Articles  of  Incorporation,  as  amended.
    3.2*       By-Laws.
    9.1*       Voting  Trust  Agreement.
    10.1*      Employment  contract  with  Robert  Sussman.
    10.2*      Share  Purchase  Agreement between Van Dyne-Crotty, Inc., Scott
               Siegel  and  Robert  Sussman.
    10.3*      Supply  Agreement  between  Van Dyne-Crotty, Inc. and First Aid
               Select,  Inc.
    10.4*      Lease  Agreement  between  First Aid Select and Robert Sussman.
    17.1**     Letter  of  Resignation,  dated  August  22, 2000, from Robert
               Sussman  (incorporated  by  reference  to  the Company's Form 8-K filed  with  the  SEC  on  August  30,  2000).
    17.2**     Severance  Agreement,  dated  August  16, 2000, by and between
               First  Aid  Direct,  Inc.  and  Robert  Sussman  (incorporated by reference  to the Company's Form 8-K filed with the SEC on August
               30,  2000).
    17.3***    Employment  contract  with  Scott  Siegel.

*  Previously filed with  the  Company's  Form  10SB

**  Previously filed with  a  Company's  Form  8-K

*** Previously filed with the Company's Form 10-KSB for the year ended December 31, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST AID DIRECT, INC.



Date:  March 25, 2002                     By:  /s/  Kevin M. Crotty
                                          --------------------------------
                                          Kevin  M.  Crotty,  Chairman,



Date:  March 25, 2002                     By:  /s/  Scott Siegel
                                          --------------------------------
                                          Scott Siegel, Chief Executive Officer,
                                          Secretary  and  Treasurer
                                          (Principal  Executive  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 25, 2002                     By:  /s/  Scott Siegel
                                          --------------------------------
                                          Scott Siegel, Director


Date:  March 25, 2002                     By:  /s/  Kevin M. Crotty
                                          --------------------------------
                                          Kevin M. Crotty, Director


Date:  March 25, 2002                     By:  /s/  Stephen D. Smiley
                                          --------------------------------
                                          Stephen D. Smiley, Director