Form 10QSB
period 2002-03-31
FIRST AID DIRECT INC
filed 2002-04-15
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: MARCH 31, 2002
                                                --------------

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2002: 3,985,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002



PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Condensed Balance Sheet (Unaudited) as of March 31, 2002      Page 3

           Condensed Statements of Income (Unaudited) for the three
              months ended March 31, 2002 and 2001                       Page 4

           Condensed Statements of Cash Flows (Unaudited) for the
              three months ended March 31, 2002 and 2001                 Page 5

           Notes to Financial Statements                                 Page 6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


                             ASSETS
Current assets:
   Cash                                                             $    51,380
   Accounts receivable, stockholder                                      74,595
   Accounts receivable, net                                             252,240
   Note receivable, employee                                             12,000
   Inventories                                                          484,245
   Prepaid expense                                                       41,080
                                                                    -----------

     Total current assets                                               915,540
                                                                    -----------

Property and equipment, net                                              53,483
Intangible asset, net                                                   106,142
                                                                    -----------

                                                                    $ 1,075,165
                                                                    ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                            $   159,925
                                                                    -----------

     Total current liabilities                                          159,925
                                                                    -----------

Stockholders' equity:
   Common stock                                                           3,985
   Additional paid-in capital                                         1,604,127
   Deficit                                                             (692,872)
                                                                    -----------

                                                                        915,240
                                                                    -----------

                                                                    $ 1,075,165
                                                                    ===========

The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                       2002             2001
                                                       ----             ----
Net sales                                           $  886,933      $  852,470

Cost of sales                                          601,574         603,907
                                                    ----------      ----------

Gross profit                                           285,359         248,563

General and administrative expenses                    204,661         232,866
                                                    ----------      ----------

Income before income taxes                              80,698          15,697

Provision for income taxes                                  --              --
                                                    ----------      ----------

Net income                                          $   80,698      $   15,697
                                                    ==========      ==========


Net income per share information:
   Basic:
      Net income per share                          $      .02      $      .00
                                                    ==========      ==========

      Weighted average number of common shares       3,985,000       3,932,556
                                                    ==========      ==========

   Diluted:
      Net income per share                          $      .02      $      .00
                                                    ==========      ==========

      Weighted average number of common shares       3,985,000       3,985,000
                                                    ==========      ==========


The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             --------------------
                                                                2002        2001
                                                                ----        ----
Cash flows from operating activities:
  Net income                                                 $  80,698  $  15,697
  Depreciation and amortization                                  8,555      8,455
  Changes in assets and liabilities                           (156,794)    77,801
                                                             ---------  ---------

Net cash provided by (used in) operating activities            (67,541)   101,953
                                                             ---------  ---------
Cash flows from investing activities:
      Purchase of equipment                                     (4,376)   (1,151)
                                                             ---------  ---------
Net cash used in investing activities                           (4,376)   (1,151)
                                                             ---------  ---------

Cash flows from financing activities:
     Repayment on line of credit                                    --   (33,000)
     Proceeds from exercise of stock options                        --     8,000
                                                             ---------  ---------

Net cash (used in) provided by financing activities                 --   (25,000)
                                                             ---------  ---------

Net increase (decrease) in cash                                (71,917)   75,802

Cash, beginning of period                                      123,297       236
                                                             ---------  ---------

Cash, end of period                                          $  51,380  $ 76,038
                                                             =========  =========

Supplemental Disclosure of Cash Paid:
  Interest                                                   $      --  $  3,283
                                                             =========  =========

Non-cash Investing and Financing Activities:
     Assets acquired in exchange for debt                    $      --  $ 50,000
                                                             =========  =========

The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2002 and December 31, 2001 are herein referred to as "fiscal 2002" and "fiscal 2001", respectively.

2. INVENTORIES

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.

3. SALES TO STOCKHOLDER

During the three months ended March 31, 2002 and 2001, 31% and 30%, respectively, of revenue was derived from sales to a stockholder.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

SALES. Total revenues increased 4% in the first quarter of fiscal 2002 over the same period in fiscal 2001. Revenue increased $34,463 from $852,470 to $886,933 in the three months ended March 31, 2002 period in the prior fiscal year. The increase in sales resulted primarily from increases in sales to new and existing distributors.

COSTS AND EXPENSES. The cost of sales for the quarter decreased $2,333 from $603,907 in the first quarter of fiscal 2001 to $601,574 in the first quarter of fiscal 2002. When combined with the increase in net sales, the result was a 15% increase in the gross profit of $36,796, from $248,563 in the first quarter of fiscal 2001 to $285,359 in the first quarter of fiscal 2002. As a percentage, the gross margin increased from 29% in fiscal 2001 to 32% in fiscal 2002, principally as a result of purchase rebates and lower costs from the vendors.

General and administrative expenses decreased 12% or $28,205 from $232,866 in the first quarter of fiscal 2001 to $204,661 in the first quarter of fiscal 2002. Also, general and administrative expenses decreased as a percent of revenue from 27% in 2001 to 23% in 2002. The decrease primarily resulted from holding costs constant while sales were increasing.

INCOME BEFORE INCOME TAXES. The Company's income before income taxes was $80,698, which is an increase of $65,001 compared to $15,697 during the first quarter of fiscal 2001. The increase was primarily a result of the increase in sales and the ability of the Company to hold all of their costs constant.

OTHER. No income tax expense or benefit is recorded in the three-month periods ended March 31, 2002 and 2001, as the Company will utilize net operating loss carryforwards to offset the current tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's cash are net cash flows from operating activities, short-term vendor financing and a line of credit obtained from a bank. The Company established a $250,000 line of credit with a bank that matures in February 2003 to fund cash requirements as needed. The line requires monthly interest payments and bears interest at the prime rate of interest (4.75% at March 31, 2002). As of March 31, 2002, there was no amount outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio (5.73 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

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

                                         FIRST AID DIRECT, INC.,
                                         A FLORIDA CORPORATION

Date: April 15, 2002                         By  /s/  Scott Siegel
                                             -----------------------------------
                                             Scott Siegel, President and CEO
                                             (Principal Executive Officer)