Form 10QSB
period 2002-06-30
FIRST AID DIRECT INC
filed 2002-08-02
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[Mark One]
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2002
                                                     -------------

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

The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2002: 3,985,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Condensed Balance Sheet (Unaudited) as of June 30, 2002         Page 3

          Condensed Statements of Income (Unaudited) for the six months ended June 30, 2002 and 2001 and the three months ended
             June 30, 2002 and 2001                                       Page 4

          Condensed Statements of Cash Flows (Unaudited) for the six
             months ended June 30, 2002 and 2001                          Page 5

          Notes to Financial Statements     .                             Page 6


Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                             $    9,221
   Accounts receivable - stockholder                                    82,090
   Accounts receivable                                                 252,034
   Note receivable, employee                                            12,000
   Inventories                                                         658,756
   Prepaid expenses                                                     37,521
                                                                    -----------

     Total current assets                                            1,051,622
                                                                     ----------

Property and equipment, net                                             57,569
Intangible asset, net                                                  109,475
                                                                    -----------

                                                                    $1,218,666
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                            $  234,660
                                                                    -----------

     Total current liabilities                                         234,660
                                                                    -----------

Obligations under line of credit                                        45,000
                                                                    -----------

Stockholders' equity:
   Common stock                                                          3,985
   Additional paid-in capital                                        1,604,127
   Deficit                                                            (669,106)
                                                                    -----------

                                                                       939,006
                                                                    -----------

                                                                    $1,218,666
                                                                    ===========


     The accompanying notes are an integral part of these condensed financial statements.
                                     Page 3

                             FIRST AID DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    SIX MONTHS ENDED     THREE MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                ----------------------  ----------------------
                                                   2002        2001        2002        2001
                                                ----------  ----------  ----------  ----------
Net sales                                       $1,709,682  $1,666,496  $  822,749  $  814,025

Cost of sales                                    1,196,085   1,205,958     594,511     602,049
                                                ----------  ----------  ----------  ----------

Gross margin                                       513,597     460,538     228,238     211,976

General and administrative expenses                408,969     434,741     204,308     201,875
                                                ----------  ----------  ----------  ----------

Income before income taxes                         104,628      25,797      23,930      10,101

Provision for income taxes                               -           -           -           -
                                                ----------  ----------  ----------  ----------

Net income                                      $  104,628  $   25,797  $  23,930  $   10,101
                                                ==========  ==========  ==========  ==========

Net income per share information:
   Basic:
      Net income per share                      $      .03  $      .01  $      .01  $      .00
                                                ==========  ==========  ==========  ==========

      Weighted average number of common shares   3,985,000   3,949,199   3,985,000   3,985,000
                                                ==========  ==========  ==========  ==========

   Diluted:
      Net income per share                      $      .03  $      .01  $      .01  $      .00
                                                ==========  ==========  ==========  ==========

      Weighted average number of common shares   3,985,000   3,985,000   3,985,000   3,985,000
                                                ==========  ==========  ==========  ==========


     The accompanying notes are an integral part of these condensed financial statements.
                                     Page 4

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     SIX MONTHS ENDED JUNE 30,
                                                         2002        2001
                                                      ----------  ----------
Cash flows from operating activities:
  Net income                                          $ 104,628   $  25,797
  Changes in assets and liabilities                    (250,020)     59,065
                                                      ----------  ----------

Net cash provided by (used in) operating activities    (145,392)     84,862
                                                      ----------  ----------

Cash flows from investing activities:
  Purchase of equipment                                 (13,684)     (1,999)
                                                      ----------  ----------

Net cash used in investing activities                   (13,684)     (1,999)
                                                      ----------  ----------

Cash flows from financing activities:
  Borrowings (repayment) on line of credit               45,000     (54,000)
  Proceeds from exercise of stock options                     -       8,000
                                                      ----------  ----------

Net cash provided by (used for) financing activities     45,000     (46,000)
                                                      ----------  ----------

Net increase (decrease) in cash and cash equivalents   (114,076)     36,863

Cash and cash equivalents, beginning of period          123,297         236
                                                      ----------  ----------

Cash and cash equivalents, end of period              $   9,221   $  37,099
                                                      ==========  ==========

Supplemental Disclosure of Cash Paid:
  Interest                                            $       -   $   4,823
                                                      ==========  ==========


     The accompanying notes are an integral part of these condensed financial statements.
                                     Page 5

                             FIRST AID DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2002 and December 31, 2001 are herein referred to as "fiscal 2002" and "fiscal 2001", respectively.


2.  INVENTORIES

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.


3.  SALES  TO  STOCKHOLDER

During the six months ended June 30, 2002 and 2001, 33% and 31%, respectively, of revenue was derived from sales to a stockholder.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT  OF  OPERATIONS

Three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Sales     Total  revenue  increased 1% in the second quarter of fiscal 2002 over
-----
the same period in fiscal 2001. The revenue increased $8,724 from $814,025 to $822,749 in the three months ended June 30, 2002 over the same period in the prior fiscal year. The increase in sales resulted primarily from increases in sales to new and existing distributors.


Costs and Expenses     The cost of sales for the second quarter decreased $7,538
------------------
from $602,049 in the second quarter of fiscal 2001 to $594,511 in the second quarter of fiscal 2002. When combined with the increase in net sales, the result was a 8% increase in the gross profit of $16,262, from $211,976 in the second quarter of fiscal 2001 to $228,238 in the second quarter of fiscal 2002. As a percentage, the gross margin increased from 26% in fiscal 2001 to 28% in fiscal 2002, principally as a result of purchase rebates and lower costs from the vendors.

General and administrative expenses increased 1% or $2,433 from $201,875 in the second quarter of fiscal 2001 to $204,308 in the second quarter of fiscal 2002. Also, general and administrative as a percent of revenue remained constant at 25%.


Income  before  income  taxes     The  Company's  income  before  income  taxes
-----------------------------
increased $13,829 during the second quarter of fiscal 2002 to $23,930 from $10,101 during the second quarter of fiscal 2001. The increase was primarily a result of the increase in sales and the ability of the Company to hold all of their costs constant.


Other.  No  income tax expense or benefit is recorded in the three-month periods
-----
ended June 30, 2002 and 2001, as the Company will utilize net operating loss carryforwards to offset the current tax expense.

Six  months  ended June 30, 2002 compared to the six months ended June 30, 2001.

Sales     Total  revenue  increased 3% through the second quarter of fiscal 2002
-----
over the same period in fiscal 2001. The revenue increased $43,186 from $1,666,496 to $1,709,682 in the six months ended June 30, 2002 over the same period in the prior fiscal year. The increase in sales resulted primarily from increases in sales to new and existing distributors.


Costs  and  Expenses     The  cost of sales through the second quarter decreased
--------------------
$9,873 from $1,205,958 for the six months of fiscal 2001 to $1,196,085 for the six months of fiscal 2002. When combined with the increase in net sales, the result was a 12% increase in the gross profit of $53,059, from $460,538 for the six months of fiscal 2001 to $513,597 for the six months of fiscal 2002. As a percentage, the gross margin increased from 28% in fiscal 2001 to 30% in fiscal 2002, principally as a result of purchase rebates and lower costs from the vendors.

General and administrative expenses decreased 6% or $25,772 from $434,741 for the six months of fiscal 2001 to $408,969 for the six months of fiscal 2002. Also, general and administrative expenses decreased as a percent of revenue from 26% in 2001 to 24% in 2002. The decrease primarily resulted from holding costs constant while sales were increasing.


Income  before  income  taxes     The  Company's  income before income taxes was
-----------------------------
$104,628, which is an increase of $78,831 compared to $25,797 during the six months of fiscal 2001. The increase was primarily a result of the increase in sales and the ability of the Company to hold all of their costs constant.


Other.  No  income  tax  expense or benefit is recorded in the six-month periods
-----
ended June 30, 2002 and 2001, as the Company will utilize net operating loss carryforwards to offset the current tax expense.


LIQUIDITY  AND  CAPITAL  RESOURCES

The primary sources of the Company's cash are net cash flows from operating activities, short-term vendor financing and a line of credit obtained from a bank. The Company established a $250,000 line of credit with a bank that matures in February 2003 to fund cash requirements as needed. The line requires monthly interest payments and bears interest at the prime rate of interest (4.75% at June 30, 2002). As of June 30, 2002, $45,000 was outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The Company has used net cash from operations, of approximately $146,000, during the six months ended June 30, 2002 to increase its inventory and accounts receivable. The balance sheet has a strong working capital ratio (4.48 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

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



                            FIRST AID DIRECT, INC., A FLORIDA CORPORATION


Date: August 2, 2002                          By  /s/  Scott Siegel
                                                -------------------
                                                Scott Siegel, President and CEO
                                                (Principal Executive Officer)