Form 10QSB
period 2002-09-30
FIRST AID DIRECT INC
filed 2002-10-23
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[Mark One]
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  quarterly  period  ended:  September 30, 2002
                                                              ------------------

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

The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2002: 3,985,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
         Condensed Balance Sheet (Unaudited) as of September 30, 2002         Page 3

         Condensed Statements of Income (Unaudited) for the nine months ended September 30, 2002 and 2001 and the three months ended
            September 30, 2002 and 2001                                       Page 4

         Condensed Statements of Cash Flows (Unaudited) for the nine
            Months ended September 30, 2002 and 2001                          Page 5

         Notes to Financial Statements                                        Page 6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



                      ASSETS
                      ------
Current assets:
   Cash                                               $   80,963
   Accounts receivable - stockholder                      53,236
   Accounts receivable                                   212,942
   Note receivable, employee                              12,000
   Inventories                                           525,233
   Prepaid expenses                                       48,833
                                                      -----------

     Total current assets                                933,207
                                                      -----------

Property and equipment, net                               60,931
Intangible asset, net                                    109,475
                                                      -----------

                                                      $1,103,613
                                                      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses              $  150,500
                                                      -----------

     Total current liabilities                           150,500
                                                      -----------

Stockholders' equity:
   Common stock                                            3,985
   Additional paid-in capital                          1,604,127
   Deficit                                              (654,999)
                                                      -----------

                                                         953,113
                                                      -----------

                                                      $1,103,613
                                                      ===========


     The accompanying notes are an integral part of these condensed financial statements.
                                     Page 3

                                    FIRST AID DIRECT, INC.
                                CONDENSED STATEMENTS OF INCOME
                                          (UNAUDITED)



                                                   NINE MONTHS ENDED      THREE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                ----------------------  ----------------------
                                                   2002        2001        2002        2001
                                                ----------  ----------  ----------  ----------
Net sales                                       $2,527,265  $2,428,731  $  817,583  $  762,235

Cost of sales                                    1,776,336   1,758,362     580,251     552,404
                                                ----------  ----------  ----------  ----------

Gross margin                                       750,929     670,369     237,332     209,831

General and administrative expenses                632,193     640,268     223,224     205,527
                                                ----------  ----------  ----------  ----------

Income before income taxes                         118,736      30,101      14,108       4,304

Provision for income taxes                               -           -           -           -
                                                ----------  ----------  ----------  ----------

Net income                                      $  118,736  $   30,101  $   14,108  $    4,304
                                                ==========  ==========  ==========  ==========


Net income per share information:
   Basic:
      Net income per share                      $      .03  $      .01  $      .00  $      .00
                                                ==========  ==========  ==========  ==========

      Weighted average number of common shares   3,985,000   3,961,264   3,985,000   3,985,000
                                                ==========  ==========  ==========  ==========

   Diluted:
      Net income per share                      $      .03  $      .01  $      .00  $      .00
                                                ==========  ==========  ==========  ==========

      Weighted average number of common shares   3,985,000   3,985,000   3,985,000   3,985,000
                                                ==========  ==========  ==========  ==========


     The accompanying notes are an integral part of these condensed financial statements.
                                     Page 4

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                          2002         2001
                                                      ------------  ----------
Cash flows from operating activities:
  Net income                                          $   118,736   $  30,101
  Changes in assets and liabilities                      (138,803)    140,629
                                                      ------------  ----------

Net cash provided by (used in) operating activities       (20,067)    170,730
                                                      ------------  ----------

Cash flows from investing activities:
    Purchase of equipment                                 (22,267)     (1,999)
                                                      ------------  ----------

Net cash used in investing activities                     (22,267)     (1,999)
                                                      ------------  ----------

Cash flows from financing activities:
    Borrowings (repayment) on line of credit                    -     (78,000)
    Proceeds from exercise of stock options                     -       8,000
                                                      ------------  ----------

Net cash provided by (used for) financing activities                  (70,000)
                                                                    ----------

Net increase (decrease) in cash and cash equivalents      (42,334)     98,731

Cash and cash equivalents, beginning of period            123,297         236
                                                      ------------  ----------

Cash and cash equivalents, end of period              $    80,963   $  98,967
                                                      ============  ==========

Supplemental Disclosure of Cash Paid:
  Interest                                            $       184   $   6,104
                                                      ============  ==========


     The accompanying notes are an integral part of these condensed financial statements.
                                     Page 5

                             FIRST AID DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2002 and December 31, 2001 are herein referred to as "fiscal 2002" and "fiscal 2001", respectively.


2.  INVENTORIES

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.


3.  SALES  TO  STOCKHOLDER

During the nine months ended September 30, 2002 and 2001, 32% and 31%, respectively, of revenue was derived from sales to a stockholder.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT  OF  OPERATIONS

Three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Sales     Total  revenue  increased  7% in the third quarter of fiscal 2002 over
-----
the same period in fiscal 2001. The revenue increased $55,348 from $762,235 to $817,583 in the three months ended September 30, 2002 over the same period in the prior fiscal year. The increase in sales resulted primarily from increases in sales to new and existing distributors.


Costs and Expenses     The cost of sales for the third quarter increased $27,847
------------------
from $552,404 in the third quarter of fiscal 2001 to $580,251 in the third quarter of fiscal 2002. When combined with the increase in net sales, the result was a 13% increase in the gross profit of $27,501, from $209,831 in the third quarter of fiscal 2001 to $237,332 in the third quarter of fiscal 2002. As a percentage, the gross margin increased from 28% in fiscal 2001 to 29% in fiscal 2002, principally as a result of purchase rebates and lower costs from the vendors.

General and administrative expenses increased 9% or $17,697 from $205,527 in the third quarter of fiscal 2001 to $223,224 in the third quarter of fiscal 2002.
Also, general and administrative expenses as a percent of revenue remained constant.


Income  before  income  taxes     The  Company's  income  before  income  taxes
-----------------------------
increased $9,804 during the third quarter of fiscal 2002 to $14,108 from $4,304 during the third quarter of fiscal 2001. The increase was primarily a result of the increase in sales and the ability of the Company to hold all of their costs constant.


Other.  No  income tax expense or benefit is recorded in the three-month periods
-----
ended September 30, 2002 and 2001, as the Company will utilize net operating loss carryforwards to offset the current tax expense.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Sales     Total  revenue  increased  4% through the third quarter of fiscal 2002
-----
over the same period in fiscal 2001. The revenue increased $98,534 from $2,428,731 to $2,527,265 in the nine months ended September 30, 2002 over the same period in the prior fiscal year. The increase in sales resulted primarily from increases in sales to new and existing distributors.


Costs  and  Expenses     The  cost  of sales through the third quarter increased
--------------------
$17,974 from $1,758,362 for the nine months of fiscal 2001 to $1,776,336 for the nine months of fiscal 2002. When combined with the increase in net sales, the result was a 12% increase in the gross profit of $80,560, from $670,369 for the nine months of fiscal 2001 to $750,929 for the nine months of fiscal 2002. As a percentage, the gross margin increased from 28% in fiscal 2001 to 30% in fiscal 2002, principally as a result of purchase rebates and lower costs from the vendors.

General and administrative expenses decreased 1% or $8,075 from $640,268 for the nine months of fiscal 2001 to $632,193 for the nine months of fiscal 2002. Also, general and administrative expenses decreased as a percent of revenue from 26% in 2001 to 25% in 2002. The decrease primarily resulted from holding costs constant while sales were increasing.


Income  before  income  taxes     The  Company's  income before income taxes was
-----------------------------
$118,736, which is an increase of $88,635 compared to $30,101 during the nine months of fiscal 2001. The increase was primarily a result of the increase in sales and the ability of the Company to hold all of their costs constant.


Other.  No  income  tax expense or benefit is recorded in the nine-month periods
-----
ended September 30, 2002 and 2001, as the Company will utilize net operating loss carryforwards to offset the current tax expense.


LIQUIDITY  AND  CAPITAL  RESOURCES

The primary sources of the Company's cash are net cash flows from operating activities, short-term vendor financing and a line of credit obtained from a bank. The Company established a $250,000 line of credit with a bank that matures in February 2003 to fund cash requirements as needed. The line requires monthly interest payments and bears interest at the prime rate of interest (4.75% at September 30, 2002). As of September 30, 2002, there was nothing outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

The Company believes its current available cash position, coupled with its cash forecast for the year and periods beyond, is sufficient to meet its cash needs on both a short-term and long-term basis. The Company has used net cash from operations, of approximately $20,000, during the nine months ended September 30, 2002 to reduce its accounts payable. The balance sheet has a strong working capital ratio (6.20 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

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



                  FIRST AID DIRECT, INC., A FLORIDA CORPORATION


Date:  October 9, 2002              By  /s/  Scott Siegel
                                      -------------------
                                    Scott Siegel, President and CEO
                                    (Principal Executive Officer)

                                 CERTIFICATIONS
                                 --------------


     I,  Scott  Siegel,  certify  that:

1. I have received this quarterly report on Form 10-QSB of First Aid Direct, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of First Aid Direct, Inc. as of, and for, the periods presented in this quarterly report.

Date:  October  21,  2002


                                  /s/  Scott  Siegel
                                  -----------------------------------
                                  Scott Siegel, Chief Executive Officer





     I,  Jeffrey  N  Tabin,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of First Aid Direct, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of First Aid Direct, Inc. as of, and for the periods presented in this quarterly report.

Date:  October  21,  2002


                                  /s/  Jeffrey N Tabin             ,
                                  ---------------------------------
                                  Jeffrey N Tabin, Chief Financial Officer