Form 10KSB
period 2002-12-31
FIRST AID DIRECT INC
filed 2003-03-17
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                             FIRST AID DIRECT, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                      65-0729332
--------------------------------------------------------------------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)

5607 HIATUS ROAD SUITE 500 TAMARAC, FLORIDA                3331-6408
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)               (Zip Code)

Issuer's Telephone Number                                  (954) 724-2929
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB:   X
                    -----

State registrant's revenues for its most recent fiscal year.     $3,343,000

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 14, 2003, amounted to $478,200.

The number of shares outstanding of the registrant's common stock as of March 14, 2003 was 3,985,000 common shares.

                             FIRST AID DIRECT, INC.


                                      INDEX


                                                                      PAGE
                                                                      ----


ITEM 1 - DESCRIPTION OF BUSINESS                                         2

ITEM 2 - DESCRIPTION OF PROPERTY                                         6

ITEM 3 - LEGAL PROCEEDINGS                                               6

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY                     6

ITEM 5 - MARKET FOR COMMON EQUITY AND OTHER RELATED                      7
         STOCKHOLDER MATTERS

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               8
         CONDITION AND RESULTS OF OPERATIONS

ITEM 7 - FINANCIAL STATEMENTS                                           10

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON               10
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             10

ITEM 10 - REMUNERATION OF DIRECTORS AND OFFICERS                        12

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND           13
          MANAGEMENT

ITEM 12 - INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS    14

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS           16
          ON FORM 8-K

ITEM 14 - CONTROLS AND PROCEDURES                                       16

SIGNATURES                                                              17

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL

First Aid Direct, Inc. ("First Aid" or the "Company") was organized in July 1977 in the State of Florida under the name of Rehabilitation Institute of South Florida, Inc. It remained dormant until it began active operations in September 1997. First Aid is a national distribution business that wholesales first aid products to first aid distributors across the nation. Most of the distributors operate mobile first aid van services that sell and service the industrial first aid kits, mandated by OSHA regulations. These kits are placed in many different types of businesses and industrial locations such as factories, distribution warehouses, offices, auto repair shops and dealerships, hotels and retail stores. The Company currently has approximately 158 distributors located in 31 states throughout the United States. These states include Alabama, Arkansas, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, Montana, North Carolina, Nevada, New Jersey, New Mexico, Nevada, New York, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, and Washington.

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

In 2003 the Company will launch its new Total First Aid line. There is a large market not currently available through the mobile first aid industry. This market includes workplaces supplied by Industrial Supply Houses. Safety Distributors, Catalog Companies, School Bus and Transportation Van manufacturers and Distributors, Fire Extinguisher Service Companies, Janitorial Supply Companies, and Office Coffee Companies. We will approach these markets with Bulk kits, Unitized kits, Custom unitized kits, and Specialty kits. The Company will also offer a custom filled kit and custom screen printed kit programs.

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

For the year ended December 31, 2002, Van Dyne-Crotty accounted for 32% of the Company's revenues as it did for the year ended December 31, 2001.

Following the December 16, 1999 Asset Purchase Agreement, the Company changed our name from First Aid Select, Inc. to First Aid Direct, Inc. Van Dyne-Crotty's newly formed first aid supply van division began operating under the name First Aid Select. Subsequently, in calendar 2001, Van Dyne-Crotty began operating under the name Select First Aid.

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

In 2003 the Company will launch its new Total First Aid Line. There is a large market not currently available through the mobile first aid industry. This market includes workplaces supplied by Industrial Supply Houses, Safety Distributors, Catalog Companies, School Bus and Transportation Van Manufacturers and Distributors, Fire Extinguisher Service Companies, Janitorial Supply Companies, and Office Coffee Companies. We will approach these markets with Bulk kits, Unitized kits, Custom unitized kits, and Specialty kits. The company will also offer a custom filled kit and custom screen printed kit program.

PRODUCT  LIABILITY

We maintain product liability insurance in the amount of $6,000,000. Our suppliers also maintain product liability insurance. Our purchase orders with our suppliers do not limit or allocate liability between the parties.

MARKETING  AND  SALES

Our sales team, which currently consists of two sales representatives, is responsible for developing new business. The team solicits distributor and direct ship customers by telephone and in-person sales calls. We also participate in the national safety trade show to develop new customers and to meet with existing ones.

Management believes that three criteria drive the purchase of first aid products. They are quality, service and price. We believe we are offering pricing and quality comparable to our competitors. First Aid has established a number of services like a fully interactive web site allowing for direct purchases online for both distributor and direct ship customers. In addition, we work with our distributors through virtually every aspect of starting, managing and maintaining a productive operation, offering a variety of classroom and field training sessions.

COMPETITION

Because of industry consolidations, two companies, Zee and Cintas, dominate the market. There are many independent distributors who view this consolidation as detrimental to their business. We believe they will prefer to do business with independently owned and operated wholesale companies such as First Aid.

EMPLOYEES

Effective January 1, 2003, the Company entered into an employee leasing agreement with Paychex. The leasing agreement provides the Company with decreased costs for medical and Workers Compensation Insurance.

First Aid, through its leasing agreement, currently employs fourteen persons, thirteen of whom are full-time employees, in the following capacities: one administrator, two in sales and marketing, one controller, one office manager, one office staff and eight in warehouse and assembly. The Company's employees are not represented by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

First Aid Direct's corporate headquarters and distribution center is located at 5607 Hiatus Road Suite 500, Tamarac, Florida, 33321. The business relocated to this location on December 5, 2002. We do approximately 20% of packaging at our own facility. The operation is located in a modern warehouse complex and currently occupies 16,500 square feet consisting of 4,000 square feet of air-conditioned office space, a 2000 square foot air-conditioned assembly area and 10,500 square feet of warehouse space. We lease the facility through January 31, 2008 from Westpoint Center, Ltd.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND OTHER RELATED STOCKHOLDER MATTERS.

First Aid's common stock currently trades on the Over-The-Counter Bulletin Board under the symbol "FADI" (the ticker symbol was changed to "FADI" from "FASL" on February 12, 2001). As of December 31, 2002 there were 55 stockholders of record of our common stock. Our common stock traded on the Over-The-Counter Bulletin Board under the symbol "FASL" from May 1998 to November 1999. On November 18, 1999, our common stock was de-listed from the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, Inc. for failure to comply with the phase-in provisions of the OTC Bulletin Board Eligibility Rule, which required all companies whose securities are quoted on the OTC Bulletin Board to become reporting companies with the Securities and Exchange Commission. In December 2000 First Aid became a fully reporting company with the Securities and Exchange Commission. In February 2001 First Aid common stock again began trading on the Over-The-Counter Bulletin Board.

The following table sets forth the high and low sales prices for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.


      PERIOD            HIGH    LOW
----------------------  -----  -----
Quarter ended 03/31/01  $2.31  $0.40
Quarter ended 06/30/01  $1.25  $0.45
Quarter ended 09/30/01  $0.77  $0.25
Quarter ended 12/31/01  $0.51  $0.11

Quarter ended 03/31/02  $0.33  $0.11
Quarter ended 06/30/02  $0.33  $0.14
Quarter ended 09/30/02  $0.25  $0.04
Quarter ended 12/31/02  $0.14  $0.06

Quarter ended 3/31/03   $0.14  $0.10


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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

SALES. Company net sales increased $115,000 (4%) from $3,228,000 in fiscal 2001 to $3,343,000 in 2002. Twenty-five percent (25%) of the total $115,000 increase was from sales under the supplier agreement with Van Dyne Crotty, Inc., to be the primary supplier for its retail first aid distribution business. The balance of the sales increase, amounting to 75%, was primarily due to the addition of new distributors.

COSTS OF SALES. Cost of sales increased $6,000 (.3%) from $2,273,000 in 2001 to $2,279,000 in 2002. The increase in cost of sales was due to increased sales.

GROSS PROFIT. Gross profit increased $109,000 from $955,000 during 2001 to $1,064,000 for 2001. As a percentage, the Company's gross margin increased from 30% in 2001 to 32% in 2002. The gross margin improvement resulted from the Company's ability to negotiate better pricing agreements from its vendors.

GENERAL AND ADMINISTRATIVE EXPENSE. Expenses increased $65,000 from $865,000 in 2001 to $930,000 during 2002. General and administrative expenses increased as a percent of sales from 27% in 2001 to 28% in 2002. The increase resulted from office relocation costs, additional rent expense and staff restructuring.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations improved $44,000 during 2002 to an income from operations of $134,000 compared to $90,000 in 2001. The improvement primarily resulted from efficiencies generated from increased sales, and savings generated in decreased purchasing costs.

LIQUIDITY AND CAPITAL RESOURCES

The primary ongoing sources of the Company's cash are net cash flows from operating activities. The Company established a $250,000 line of credit with a bank that matures in February 2004 to fund cash requirements as needed. The line requires monthly interest payments and bears interest at the prime rate of interest (4.25% at December 31, 2002). As of December 31, 2002, there was no outstanding balance on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

The Company believes its current cash position as well as its unused borrowing capacity on the line of credit, coupled with its cash flow forecast for the year and periods beyond, will be sufficient to meet its cash needs on both a short-term and long-term basis. The balance sheet has a strong working capital ratio (4.58 to 1) and management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect the Company's ability to operate and grow as planned.

Net cash provided by operations was offset by increases in accounts receivable, merchandise inventories, prepaid expenses and decreases in accounts payable.

Net cash flows used for investing activities resulted from the purchase of capital assets. The Company has no significant plans for additional capital expenditures at this time.

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

ITEM 7.   FINANCIAL  STATEMENTS

The Company's financial statements as of December 31, 2002 and 2001 and the related statements of income, changes in stockholders' equity and cash flows for each of the two years in the period then ended are attached hereto.

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


                                    PART III

ITEM 9.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGIS-TRANT

Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All the information is as of March 1, 2003. Directors are elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. The Board elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

        NAME                  AGE  POSITION
        ----                  ---  --------
        Scott Siegel           49  Chief Executive Officer and Director
        Kevin M. Crotty        47  Director and Chairman of the Board
        Stephen D. Smiley      49  Director
        Bruce A Widnes         54  Director
        James M Striplen III   47  Director


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

KEVIN M. CROTTY - Mr. Crotty has served as a director of First Aid since January 2000. Mr. Crotty currently serves as Executive Vice President of Van Dyne-Crotty, Inc. a company engaged in uniform distribution and textile services and headquartered in Dayton, Ohio. Van Dyne-Crotty, Inc. is a privately owned company that currently has annual revenues of approximately $100 million and approximately 1,200 employees. Mr. Crotty has been employed by Van Dyne-Crotty for 27 years and has served in a range of capacities involving service, distribution, production and sales. Mr. Crotty is Chairman of the Board of Directors of Van Dyne-Crotty.

STEPHEN D. SMILEY - Mr. Smiley has served as a director of First Aid since January 2000. Since 1996, Mr. Smiley has served as Vice President of Administration for Van Dyne-Crotty, Inc. Mr. Smiley has been employed with Van Dyne-Crotty for the past 23 years, acting in various capacities including District and General Management, Manager and Regional Manager for several of the company's textile rental district operations.

BRUCE A. WIDNES - Mr. Widnes is President/CEO of The Recruiting Group, Inc., located in Atlanta Ga., a nationally recognized search firm specializing in recruiting and placing Sales and Sales Management professionals throughout the United States. Previously, Mr. Widnes was President of Quick-Aid, Inc, a leading southeastern based first aid, medical and safety supply distributor. During his 15-year tenure, Mr. Widnes developed and guided the growth of the company to become one of the most recognized names in the industry. In the late 90's, Mr. Widnes sold the company. Additionally, Mr. Widnes has held various corporate Human Resources positions with a large teaching hospital and a Fortune 100 Corporation.

JAMES M. STRIPLEN III - Mr. Striplin is currently the owner of QuestCare Therapy Center, a comprehensive outpatient rehabilitation facility located in Dayton Ohio. Jim has more than twenty-five years of experience in the publishing industry and other entrepreneurial ventures. From 1984 through 2001 he was President of 4 publishing companies where he grew combined sales from approximately $3 million to $26 million. He was also instrumental in the sales of these companies to larger publishing houses. From 1980 to 1984 he held various management positions in mid-western newspapers.

During the fiscal year 2002, the Board of Directors acted by unanimous consent on two occasions.

AUDIT  FEES

The independent auditors of the Company for the year ended December 31, 2002 were Margolies, Fink & Wichrowski. The aggregate fees, including expenses billed by Margolies, Fink & Wichrowski, in connection with the audit of the Company's annual financial statements for the most recent fiscal year and for the review of the Company's financial information included in its annual report on Form 10-KSB and its quarterly reports on Form 10-QSB were $25,338.

ALL OTHER FEES

The aggregate fees, including expenses billed for other services rendered to the Company by Margolies, Fink & Wichrowski during the year ended December 31, 2002 were $2,000. Such other services consisted of the preparation of Corporation income tax returns.

ITEM 10.  REMUNERATION OF DIRECTORS AND OFFICERS.

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to the compensation paid by First Aid in each of the last three fiscal years to: (i) its Chief Executive Officer; and (ii) each of its executive officers whose annual compensation exceeded $100,000 during this period.

                             FISCAL                     OTHER       ANNUAL     LTIP     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY   BONUS  COMPENSATION  OPTIONS/  PAYOUTS  COMPENSATION
                                                                     (#)
---------------------------------------------------------------------------------------------------
Scott Siegel                   2002  150,000      0         6,000          0        0             0
Chief Executive Officer        2001  150,000      0         6,000          0        0             0
Secretary and Treasurer        2000        0      0             0          0        0             0

Robert Sussman                 2000   65,200      0             0          0        0             0
Chief Executive Officer


Mr. Siegel received no compensation directly from First Aid in 2000. After he assumed the role of Acting Chief Executive Officer a cost sharing arrangement with Van Dyne Crotty was created. For the period from August 22 to December 31, 2000 a total of $30,000 was incurred by First Aid for Mr. Siegel's services. There were no stock options granted during the year ended December 31, 2002, and Mr. Siegel holds no options as of December 31, 2002 or during the previous periods.

EMPLOYMENT  AGREEMENTS

Effective January 1, 2001, the Company entered into a three-year employment agreement with Mr. Siegel. The base compensation under this agreement is $150,000 per year with the possibility of bonuses as determined by the independent members of the Board of Directors not employed by First Aid.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, there were 3,985,000 shares of common stock issued and outstanding. The following table sets forth, as of December 31, 2002, information with respect to the beneficial ownership of the Company's common stock by (i) persons known by First Aid to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director and officer of First Aid and (iii) all directors and officers and Van Dyne-Crotty as a group.

                        COMMON STOCK BENEFICIALLY OWNED
                        -------------------------------

Name and Address                                     Percentage of
of Beneficial Owner                        Shares        Class
----------------------------              ---------  --------------
      Scott Siegel                          300,000           7.53%
      10211 Northeast 53rd Street
      Sunrise, Florida 33351

      Kevin M. Crotty                         1,000           0.02%
      3233 Newmark Drive
      Miamisburg, OH 45342

      Daniel W. Crotty, as trustee        2,000,000          50.19%
      3233 Newmark Drive
      Miamisburg, OH 45342

      Stephen D. Smiley                       7,200           0.18%
      3233 Newmark Drive
      Miamisburg, OH 45342

      Van Dyne-Crotty, Inc.               1,631,000          40.90%
      3233 Newmark Drive
      Miamisburg, OH 45342

      All officers, directors and
      Van Dyne-Crotty as a group          1,939,200          48.48%

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

Kevin Crotty and Stephen D. Smiley are directors of First Aid and also executive officers and members of management of Van Dyne-Crotty. Van Dyne-Crotty acquired an additional 200,000 shares at $1.50 per share from a non-affiliate of First Aid at the time of its transaction with First Aid and 31,000 shares in April 2000. The principal stockholders of Van Dyne-Crotty are L. William Crotty, Dan Crotty, Kevin Crotty, Robert Crotty, Brian Crotty and Shane Crotty. These individuals in their management capacity have the right to voting and dispositive power for the Van Dyne-Crotty holdings.

Daniel Crotty is voting trustee under a voting trust agreement executed in connection with the Van Dyne-Crotty transaction. He has the right to vote Mr.
Siegel's shares and the shares acquired by members of Van Dyne-Crotty's management.

As indicated above, Scott Siegel and certain of his relatives and Van Dyne-Crotty entered into a voting trust agreement with Daniel W. Crotty serving as voting trustee where 1,800,000 shares were transferred to Mr. Crotty, pursuant to the Voting Trust Agreement dated December 16, 1999. The voting trust agreement has a term of 10 years. The voting trust covers all existing securities as well as any shares of common stock received upon exercise of stock options or warrants. The agreement also provides that the parties to the voting trust agreement other than Van Dyne-Crotty may not transfer their shares over a five-year period without giving Van Dyne-Crotty an opportunity to purchase the shares at the same price that the shares could be sold to the third party included in the notice of the transaction.

ITEM 12.  INTERESTS  OF  MANAGEMENT  AND  OTHERS  IN  CERTAIN  TRANSACTIONS.

Van Dyne-Crotty and First Aid operate under a Supply Agreement wherein Van Dyne-Crotty agreed to purchase its total requirements for first aid products for a period of five years. However, the supply agreement will terminate in the event First Aid's shares are sold to a competitor of Van Dyne-Crotty in the same business. The agreement further provides that the prices for the products to be sold will be no higher than the lowest of the prevailing market prices for the best grade of comparable products in the marketplace compared to our lowest available distributor pricing. First Aid may revise the price on written notice for supplied items under the same condition that they represent the lowest of the prevailing market for the best grade of these products. Effective in February 2002, First Aid granted and continues to grant Van Dyne-Crotty an additional 5% price reduction due to a review of current competitive market prices and Van Dyne-Crotty's purchase volume. During the fiscal year 2002 Van Dyne-Crotty purchased $1,071,000 of our products, which represented approximately 32% of our total revenues for the 2002 fiscal year as compared to purchases of $1,042,000 of our products, representing 32% of total revenues in 2001.

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

          (1)  Financial  Statements:

               Report of Independent Certified Public Accountants        F-1
               Balance Sheets                                            F-2
               Statements of Income                                      F-3
               Statements of Stockholders' Equity                        F-4
               Statements of Cash Flows                                  F-5
               Notes to Financial Statements                          F-6 - F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
First Aid Direct, Inc.
Sunrise, Florida

We have audited the accompanying balance sheets of First Aid Direct, Inc. as of December 31, 2002 and 2001 and the related statements of income, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Aid Direct, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.


            /s/
Margolies, Fink & Wichrowski


Pompano Beach, Florida
January 28, 2003

                             FIRST AID DIRECT, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                           2002         2001
                                                        -----------  -----------
Current assets:
   Cash                                                 $    6,072   $  123,297
   Accounts receivable - stockholder                        54,226       36,093
   Accounts receivable, net of allowance for doubtful
     accounts of $12,000 and $20,000, respectively         230,504      206,790
   Note receivable - employee                                8,000       12,000
   Inventories                                             543,279      507,371
   Prepaid expense                                          92,438       40,662
                                                        -----------  -----------

     Total current assets                                  934,519      926,213
                                                        -----------  -----------

Property and equipment, net                                128,387       54,329
Customer lists, net                                        109,475      109,475
                                                        -----------  -----------

                                                        $1,172,381   $1,090,017
                                                        ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  142,575   $  224,533
   Accrued expenses                                         61,419       31,106
                                                        -----------  -----------

     Total current liabilities                             203,994      255,639
                                                        -----------  -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 3,985,000 issued and outstanding            3,985        3,985
   Additional paid-in capital                            1,604,127    1,604,127
   Retained  (deficit)                                    (639,725)    (773,734)
                                                        -----------  -----------

     Total stockholders' equity                            968,387      834,378
                                                        -----------  -----------

                                                        $1,172,381   $1,090,017
                                                        ===========  ===========

                See accompanying notes to financial statements.

                             FIRST AID DIRECT, INC.
                              STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                            2002        2001
                                         ----------  ----------

Net sales                                $3,343,198  $3,227,544

Cost of sales                             2,278,897   2,272,606
                                         ----------  ----------

    Gross profit                          1,064,301     954,938

General and administrative expenses         930,292     864,563
                                         ----------  ----------

Income before income taxes                  134,009      90,375

Provision for income taxes                        -           -
                                         ----------  ----------

Net income                               $  134,009  $   90,375
                                         ==========  ==========

Net income per common share:
    Basic:
      Net income per common share        $      .03  $      .02
                                         ==========  ==========
      Weighted average number of shares   3,985,000   3,967,247
                                         ==========  ==========
    Diluted:
      Net income per common share        $      .03  $      .02
                                         ==========  ==========
      Weighted average number of shares   3,985,000   3,985,000
                                         ==========  ==========


                See accompanying notes to financial statements.

                             FIRST AID DIRECT, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                Additional                   Total
                            Number of  Common     Paid-in     Retained   Stockholders'
                             Shares     Stock     Capital    (Deficit)       Equity
                            ---------  -------  -----------  ----------  --------------

Balance, January 1, 2001    3,905,000  $ 3,905  $ 1,596,207  $(864,109)  $      736,003

  Exercise of stock option     80,000       80        7,920                       8,000

  Net income                                                    90,375           90,375
                            ---------  -------  -----------  ----------  --------------

Balance, December 31, 2001  3,985,000    3,985    1,604,127   (773,734)         834,378

  Net income                                                   134,009          134,009
                            ---------  -------  -----------  ----------  --------------

Balance, December 31, 2002  3,985,000  $ 3,985  $ 1,604,127  $(639,725)  $      968,387
                            =========  =======  ===========  ==========  ==============


                See accompanying notes to financial statements.

                             FIRST AID DIRECT, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                       2002        2001
                                                                    ----------  ----------
Cash flows from operating activities:
   Net income                                                       $ 134,009   $  90,375
                                                                    ----------  ----------

   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
      Depreciation and amortization                                    27,429      33,819
      Provision for doubtful accounts                                  (8,000)      1,702
      Inventory valuation allowance                                   (11,000)     20,000
      Decrease (increase) in accounts receivable                      (29,847)    146,738
      Increase in inventories                                         (24,908)    (36,626)
      Decrease (increase) in prepaid expenses                         (51,776)     33,862
      (Decrease) increase in accounts payable and accrued expenses    (51,645)    (34,810)
                                                                    ----------  ----------

        Total adjustments                                            (149,747)    164,685
                                                                    ----------  ----------

          Net cash provided by (used for) operating activities        (15,738)    255,060
                                                                    ----------  ----------

Cash flows from investing activities:
   Purchase of equipment                                             (101,487)     (1,999)
                                                                    ----------  ----------

          Net cash used for investing activities                     (101,487)     (1,999)
                                                                    ----------  ----------

Cash flows from financing activities:
   Borrowings on line of credit                                        50,000           -
   Repayment of line of credit                                        (50,000)   (138,000)
   Proceeds from exercise of stock option                                   -       8,000
   Payment of stock subscription receivable                                 -           -
                                                                    ----------  ----------

          Net cash used for financing activities                            -    (130,000)
                                                                    ----------  ----------

Net increase (decrease) in cash                                      (117,225)    123,061

Cash at beginning of period                                           123,297         236
                                                                    ----------  ----------

Cash at end of period                                               $   6,027   $ 123,297
                                                                    ==========  ==========


Supplement disclosures of cash flow information:

   Cash paid for interest                                           $     331   $   7,008
                                                                    ==========  ==========

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

     (e)  Inventories

     Inventories, which are comprised of first aid products held for sale, are stated at the lower of cost or market, and net of a $9,000 valuation allowance as of December 31, 2002. Cost is determined on the first-in, first-out (FIFO) method. The change in the valuation allowance (reserve for obsolescence) was included in cost of goods sold for the year ended December 31, 2002.

                                                                     (CONTINUED)
                             FIRST AID DIRECT, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     (h)  Customer  Lists

     The Company purchased customer lists from a stockholder (see Note 10), which were being amortized using the straight-line method over an estimated useful life of ten years. Effective, January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, ("Goodwill and Other Intangibles"). With the adoption of SFAS No. 142, the customer list is no longer subject to amortization, instead it is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company determined that there was no impairment loss to be recorded for the year ended December 31, 2002.

     (i)  Revenue  Recognition

     The Company recognizes revenue, including shipping and handling fees, when the merchandise is shipped to customers. Allowances for estimated returns are provided when sales are recorded. All costs related to shipping and handling are included in cost of sales.

     (j)  Advertising

     Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2002 and 2001 were approximately $22,000 and $67,000, respectively.

     (k)  Non-competition  Agreement

     The Company is amortizing the payments made pursuant to a non-competition agreement over the five-year term of the agreement (see Note 10).

                                                                     (CONTINUED)
                             FIRST AID DIRECT, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (l)  Long-lived  assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized by comparing the fair value of assets to their carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. The Company has determined that no impairment losses need to be recognized through the fiscal year ended December 31, 2002.

     (m)  Income  Taxes

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

     (n)  Stock-based  Compensation

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

     (o)  Employee  benefits

     The Company provides their employees with a 401(K) plan. The employees are eligible to participate upon their hiring, and the Company does not contribute to the plan.

                                                                     (CONTINUED)

                             FIRST AID DIRECT, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (p)  Net  Income  Per  Common  Share

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

     (q)  Recent  Accounting  Pronouncements

     Effective, January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, ("Goodwill and Other Intangibles"). With the adoption of SFAS No. 142, the customer list is no longer subject to amortization. Rather, the customer list will be subject to at least an annual assessment for impairment by applying a fair-value based test. The impairment loss is the amount, if any, by which the implied fair value of the customer list is less than carrying or book value. Any impairment loss arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle.


(2)  PROPERTY  AND  EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation as of December 31, 2002 and 2001:

                                                             Estimated
                                                              Useful
                                        2002       2001        Lives
                                      ---------  ---------  ---------
       Furniture and equipment        $192,237   $ 94,735     5 years
       Leasehold improvements            3,985     20,584     5 years
                                      ---------  ---------
                                       196,222    115,319
       Less accumulated depreciation   (67,835)   (60,990)
                                      ---------  ---------

                                      $128,387   $ 54,329
                                      =========  =========

Depreciation expense for the years ended December 31, 2002 and 2001 was $27,429 and $20,486, respectively.

                                                                     (CONTINUED)
                             FIRST AID DIRECT, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(3)  LINE  OF  CREDIT

The Company has a $250,000 line of credit with a bank, with interest at prime rate (4.25% at December 31, 2002). The line matured February 1, 2002 and was renewed through February 1, 2004, and is collateralized by the Company's accounts receivable and inventory. At December 31, 2002, the Company had repaid the outstanding balance on the line of credit during the year 2002.


(4)  COMMITMENTS  AND  CONTINGENCIES

Leases
------

     On July 25, 2002, the Company entered into a new lease for its corporate office and warehouse facility. The commencement date of the lease is December 1, 2002. The lease term is for sixty-two months, with one five year extension. The rent expense for the new facility was $11,636 for 2002.

The Company continues to carry the lease for its previous corporate facility. The lease is with the prior CEO and expires July 31, 2004. The total rent expense was $61,450 and $57,400 for 2002 and 2001, respectively.

In December 1999, the Company leased telephone equipment under a non-cancelable operating lease, which expires in December 2003. Rent expense $3,109 and $3,000 for 2002 and 2001, respectively. During October 2002, the Company leased office equipment under a non-cancelable operating lease, which expires in October 2007. Rent expense was $1,005 for 2002.

The Company's future minimum rental commitments are as follows:

               Ending
             December 31:
             ------------
                  2003             $     209,158
                  2004                   186,856
                  2005                   158,172
                  2006                   163,104
                  2007                   167,073
                                   -------------

                                   $     884,363
                                   =============

                                                                     (CONTINUED)
                             FIRST AID DIRECT, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(5)  RELATED  PARTY  TRANSACTIONS

Employment  Agreements
----------------------

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

Sales  to  Stockholder
----------------------

During the year ended December 31, 2002 and 2001, approximately $1,071,000 and $1,042,000 or 32% and 32%, respectively, of revenue was derived from sales to the majority stockholder which acquired the retail operations on December 16, 1999, and maintains a five year product supply agreement with the majority stockholder. In February 2002, the Company granted, and continues to grant the stockholder a five percent discount from previous price levels to meet competitive market prices and the increasing volume of purchases being made by the stockholder.


(6)  INCOME  TAXES

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                       2002       2001
                                                     ---------  ---------
     Tax provision at the statutory rate of 34%      $ 45,000   $ 31,000
     State income taxes, net of federal income tax      7,000      5,000
     Benefit of net operating loss carryforward       (28,000)   (34,000)
     Other                                            (24,000)    (2,000)
                                                     ---------  ---------

                                                     $      -   $      -
                                                     =========  =========

The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2002 and 2001 are as follows:

                                                                     (CONTINUED)
                             FIRST AID DIRECT, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6)  INCOME TAXES (CONTINUED)


                                        2002       2001
                                      ---------  ---------
     Net operating loss carryforward  $ 24,000   $ 52,000
     Accounts receivable allowance       3,000      7,000
     Inventory valuation allowance       3,000      8,000
     Start-up costs                    (18,000)   (21,000)
     Depreciation and amortization      (9,000)    (4,000)
     Less valuation allowance           (3,000)   (42,000)
                                      ---------  ---------

       Net deferred tax asset         $      -   $      -
                                      =========  =========


As of December 31, 2002, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established. The net change in the valuation allowance for the years ended December 31, 2002 and 2001 was $39,000 and $32,000, respectively.

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $70,000, which are available to offset future taxable income, if any, through 2020.


(7)  STOCK  OPTIONS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123. As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of APB 25. The differences between the recognition and measurement provisions of SFAS No. 123 and APB 25 had no material effect on the Company's results of operations for 2002 and 2001.

During the year ended December 31, 2001, the balance of 80,000 options were exercised. There were no additional options granted, exercised or expired during the years ended December 2002 and 2001, and there are no options outstanding as of December 31, 2002.

                                                                     (CONTINUED)
                             FIRST AID DIRECT, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(8)  CONCENTRATIONS  OF  CREDIT  RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable.

The Company maintains deposit balances at financial institutions that, from time to time during the year, may exceed federally insured limits. At December 31, 2002 and 2001, the Company had deposits of approximately $63,500 and $123,000, respectively, of which the 2001 balance was in excess of federally insured limits. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.


(9)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments as of December 31, 2002.


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

     Accounts  receivable               $    25,264
     Inventories                             41,374
     Customer  lists                        133,362
                                        -----------

                                         $  200,000
                                        ===========

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

     (b)  EXHIBITS

          Exhibit             Description  of  Documents
          -------             --------------------------

          2.1*           Asset Purchase Agreement between, dated December 16,
                         1999, between Van Dyne-Crotty, Inc. as Purchaser and
                         First Aid Select, Inc. as Seller.
          2.2*           Asset Purchase Agreement, dated March 18, 2000, between
                         Van Dyne-Crotty, Inc. as Seller and First Aid Direct,
                         Inc. as Purchaser.
          3.1*           Articles of Incorporation, as amended.
          3.2*           By-Laws.
          9.1*           Voting Trust Agreement.
          10.2*          Share Purchase Agreement between Van Dyne-Crotty, Inc.,
                         Scott Siegel and Robert Sussman.
          10.3*          Supply Agreement between Van Dyne-Crotty, Inc. and
                         First Aid Select, Inc.
          17.3***        Employment contract with Scott Siegel.
          99.1           Certification of Chief Executive Officer

*  Previously filed with the Company's Form 10SB

*** Previously filed with the Company's Form 10-KSB for the year ended December 31, 2001

ITEM 14.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 14, 2003 was conducted by our chief executive officer. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective as of such date. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST AID DIRECT, INC.


Date:  March 14, 2003                     By:  /s/ Kevin M. Crotty
                                          -----------------------------
                                          Kevin M. Crotty, Chairman,


Date:  March 14, 2003                     By:  /s/ Scott Siegel
                                          -----------------------------
                                          Scott Siegel, Chief Executive Officer,
                                          Secretary and Treasurer
                                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 14, 2003                     By: /s/ Scott Siegel
                                          -----------------------------
                                          Scott Siegel, Director


Date:  March 14, 2003                     By: /s/ Kevin M. Crotty
                                          -----------------------------
                                          Kevin M. Crotty, Director


Date:  March 14, 2003                     By: /s/ Stephen D. Smiley
                                          -----------------------------
                                          Stephen D. Smiley, Director


Date:  March 14, 2003                     By: /s/ Bruce A. Widnes
                                          -----------------------------
                                          Bruce A. Widnes, Director


Date:  March 14, 2003                     By: /s/ James M. Striplen III
                                          -----------------------------
                                          James M. Striplen III, Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Siegel, Chief Executive Officer of First Aid Direct, Inc., certify that:

     1.   I  have reviewed the annual report on Form 10-KSB of First Aid Direct,
          Inc.:

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003                                /s/ Scott Siegel
                                                     -----------------------
                                                     Scott Siegel
                                                     Chief Executive Officer