Form 10QSB
period 2003-03-31
FIRST AID DIRECT INC
filed 2003-05-09
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: MARCH 31, 2003
                                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _____to______

Commission file number: 0-30629
                        -------



                             FIRST AID DIRECT, INC.
                 (Name of small business issuer in its charter)


             FLORIDA                                     59-1796257
             -------                                     ----------
      (State of incorporation)                    (IRS employer Ident. No.)

   5607 Hiatus Road Suite 500, Tamarac, Florida            33321-6408
--------------------------------                             -----
    (Address of principal office)                          (Zip Code)

                  Registrant's telephone number: (954) 724-2929

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2003: 3,985,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003



PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Condensed Balance Sheet (Unaudited) as of March 31, 2003      Page 3

           Condensed Statements of OPerations (Unaudited) for the three
              months ended March 31, 2003 and 2002                       Page 4

           Condensed Statements of Cash Flows (Unaudited) for the
              three months ended March 31, 2003 and 2002                 Page 5

           Notes to Financial Statements                                 Page 6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                                ASSETS

Current assets:
   Cash                                                    $      3,139
   Accounts receivable, stockholder                              65,888
   Accounts receivable, net                                     228,516
   Note receivable, employee                                      7,000
   Inventories                                                  768,062
   Prepaid expense                                               83,242
                                                            -----------

      Total current assets                                    1,155,847
                                                            -----------

Property and equipment, net                                     156,571
Intangible asset, net                                           109,475
                                                            -----------

                                                           $  1,421,893
                                                            ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                   $    310,218
   Line of Credit                                               200,000
                                                            -----------

     Total current liabilities                                  510,218
                                                            -----------

Stockholders' equity:
   Common stock                                                   3,985
   Additional paid-in capital                                 1,604,127
   Deficit                                                     (696,437)
                                                            -----------

                                                                911,675
                                                            -----------

                                                           $  1,421,893
                                                            ===========

The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                       2003             2002
                                                       ----             ----
Net sales                                           $  794,177      $  886,933

Cost of sales                                          551,931         601,574
                                                    ----------      ----------

Gross profit                                           242,246         285,359

General and administrative expenses                    298,958         204,661
                                                    ----------      ----------

Income (Loss) before income taxes                     (56,712)          80,698

Provision for income taxes                                  --              --
                                                    ----------      ----------

Net Income (Loss)                                    $ (56,712)       $ 80,698
                                                    ==========      ==========


Net income per share information:
   Basic:
      Net income (loss) per share                   $    (.01)      $      .02
                                                    ==========      ==========

      Weighted average number of common shares       3,985,000       3,985,000
                                                    ==========      ==========

   Diluted:
      Net income per share                          $    (.01)      $      .02
                                                    ==========      ==========

      Weighted average number of common shares       3,985,000       3,985,000
                                                    ==========      ==========


The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ---------------------
                                                              2003       2002
                                                              ----       ----
Cash flows from operating activities:
  Net income (loss)                                        $ (56,712)  $  80,698
  Depreciation and amortization                                8,346       8,555
  Changes in assets and liabilities                         (118,035)   (156,794)
                                                           ----------  ----------

Net cash provided by (used in) operating activities         (166,401)    (67,541)
                                                           ----------  ----------
Cash flows from investing activities:
      Purchase of equipment                                  (36,531)     (4,376)
                                                           ----------  ----------
Net cash used in investing activities                        (36,531)     (4,376)
                                                           ----------  ----------

Cash flows from financing activities:
     Borrowing on line of credit                             200,000          --
                                                           ----------  ----------

Net cash (used in) provided by financing activities          200,000          --
                                                           ----------  ----------

Net increase (decrease) in cash                               (2,932)    (71,917)

Cash, beginning of period                                      6,071     123,297
                                                           ----------  ----------

Cash, end of period                                        $   3,139   $  51,380
                                                           ==========  ==========

Supplemental Disclosure of Cash Paid:
  Interest                                                 $     920          --
                                                           ==========  ==========

The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2003 and December 31, 2002 are herein referred to as "fiscal 2003" and "fiscal 2002", respectively.

2. INVENTORIES

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.

3. SALES TO STOCKHOLDER

During the three months ended March 31, 2003 and 2002, 34% and 31%,respectively, of revenue was derived from sales to a stockholder.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

SALES. Total revenues decreased 10% in the first quarter of 2003 as against the same period in 2002. Revenue decreased $92,756 from $886,933 to $794,177 in the three months ended March 31, 2003 as compared to March 31, 2002. The decrease in sales is attributable to the general state of the economy. However, the Company has released a new line under the name "Total First Aid" and expects results in the second quarter 2003. In addition, the Company has added additional products to its' First Aid Direct line which will produce additional revenues.

COSTS AND EXPENSES. The cost of sales for the quarter decreased $49,643 from $601,574 in the first quarter of fiscal 2002 to $ 551,931 in the first quarter of fiscal 2003. When combined with the decrease in net sales, the result was a 15% decrease in the gross profit of $43,113, from $285,359 in the first quarter of fiscal 2002 to $ 242,246 in the first quarter of fiscal 2003. As a percentage, the gross margin decreased from 32% in fiscal 2002 to 31% in fiscal 2003. The decrease primarily resulted from reduced sales, although the Company spent an additional $9,000 on putting in the new Total First Aid line and if we adjust the numbers to reflect this expenditure, then the Gross Margin rate was essentially the same from year to year.

General and administrative expenses increased $94,297 from $204,661 in the first quarter of fiscal 2002 to $ 298,598 in the first quarter of fiscal 2003. Also, general and administrative expenses increased as a percent of revenue from 23% in 2002 to 38% in 2003. A substantial portion of increase in General and administrative expenses are attributable to increased rental costs of $36,000 (new facility)and $39,000 additional costs incurred in setting up the new Total First Aid line for a total of $75,000 of the $94,297 increase.

INCOME BEFORE INCOME TAXES. The Company had a loss of $56,712 before income taxes as compared to a $80,698 profit during the first quarter of fiscal 2002. The decrease was primarily a result of the decreased sales coupled with additional operating expenses.

OTHER. No income tax expense or benefit is recorded in the three-month periods ended March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of the Company's liquidity is from a line of credit obtained from a bank. The Company established, in May 2001 a $250,000 line of credit with a bank that matures in February 2004. The line requires monthly interest payments and bears interest at the prime rate of interest (4.25% at March 31, 2003). As of March 31, 2003, there was $200,000 outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory. We cannot assure you that this credit facility will be renewed at maturity.

Declining sales and increased expenses have had a negative impact on the Company's cash position. This is evidenced by the decrease in working capital from 4.58 to 1 (December 31, 2002) to 2.7 to 1 (March 31, 2003). The Company has already addressed expenses by reducing Company payroll, and has reduced rental obligations on old leases by 50%. The Company has developed added product lines that will enable it to open new market segments and attain additional avenues of distribution. It is, however, apparent that a continued decline in sales will significantly impact the Company's ability to operate and grow as planned.


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

                                         FIRST AID DIRECT, INC.,
                                         A FLORIDA CORPORATION

Date: April 15, 2003                         By  /s/ Scott Siegel
                                             -----------------------------------
                                             Scott Siegel, President and CEO
                                             (Principal Executive Officer)