Form 10-Q
period 2003-06-30
FIRST AID DIRECT INC
filed 2003-07-16
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[Mark  One]
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended:  June 30, 2003
                                                      -------------

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _____to______

Commission  file  number:  0-30629
                           -------



                             FIRST AID DIRECT, INC.
                 (Name of small business issuer in its charter)


           Florida                                         59-1796257
           -------                                         ----------
   (State of incorporation)                         (IRS employer Ident. No.)

             5706 Hiatus Road Suite                        500 33321
      ------------------------------                       ---------
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

The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2003: 3,985,000 shares of Common Stock, $.001 par value.

                             FIRST AID DIRECT, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003



PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed Balance Sheet (Unaudited) as of June 30, 2003      Page 3

             Condensed Statements of Income (Unaudited) for the
               six months ended June 30, 2003 and 2002 and the
               three months ended June 30, 2003 and 2002                  Page 4

             Condensed Statements of Cash Flows (Unaudited) for the
               six months ended June 30, 2003 and 2002                    Page 5

             Notes to Financial Statements .                              Page 6


Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.


PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

                             FIRST AID DIRECT, INC.
                            CONDENSED BALANCE SHEET
                                  JUNE 30, 2003
                                  (UNAUDITED)


                                  ASSETS
                                  ------

Current assets:
   Cash                                                          $    2,251
   Accounts receivable                                              314,890
   Note receivable, employee                                          6,000
   Inventories                                                      741,223
   Prepaid expenses                                                  96,031
                                                                 -----------

     Total current assets                                         1,160,395
                                                                 -----------

Property and equipment, net                                         152,950
Intangible asset, net                                               109,475
                                                                 -----------

        Total assets                                             $1,422,820
                                                                 ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                         $  310,332
   Obligations under line of credit                                 215,000
                                                                 -----------

      Total current liabilities                                     525,332
                                                                 -----------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares authorized;
        3,985,000 issued and outstanding                              3,985
   Additional paid-in capital                                     1,604,127
   Deficit                                                         (710,624)
                                                                 -----------

       Total stockholders' equity                                   897,488
                                                                 -----------

         Total liabilities and stockholders' equity              $1,422,820
                                                                 ===========



    The accompanying notes are an integral part of these condensed financial statements.

                                     FIRST AID DIRECT, INC.
                                 CONDENSED STATEMENTS OF INCOME
                                          (UNAUDITED)



                                                   SIX MONTHS ENDED         THREE MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                        --------                 --------
                                                   2003         2002        2003         2002
                                                -----------  ----------  -----------  ----------
Net sales                                       $1,660,905   $1,709,682  $  866,728   $  822,749

Cost of sales                                    1,152,515    1,196,085     600,584      594,511
                                                -----------  ----------  -----------  ----------

Gross margin                                       508,390      513,597     266,144      228,238

General and administrative expenses                579,288      408,969     280,330      204,308
                                                -----------  ----------  -----------  ----------

Income before income taxes                         (70,898)     104,628     (14,186)      23,930

Provision for income taxes                               -            -           -            -
                                                -----------  ----------  -----------  ----------

Net income                                      $  (70,898)  $  104,628  $  (14,186)  $   23,930
                                                ===========  ==========  ===========  ==========


Net income per share information:
   Basic:
      Net income per share                      $     (.02)  $      .03  $     (.01)  $      .01
                                                -----------  ----------  -----------  ----------

      Weighted average number of common shares   3,985,000    3,985,000   3,985,000    3,985,000
                                                ===========  ==========  ===========  ==========

   Diluted:
      Net income per share                      $     (.02)  $      .03  $     (.01)  $      .01
                                                -----------  ==========  ===========  ==========

      Weighted average number of common shares   3,985,000    3,985,000   3,985,000    3,985,000
                                                ===========  ==========  ===========  ==========



    The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     Six Months Ended June 30,
                                                          2003        2002
                                                       ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                    $ (70,898)  $ 104,628
  Depreciation                                            16,693      10,443
                                                       ----------  ----------

  Changes in assets and liabilities                     (123,359)   (260,463)
                                                       ----------  ----------

Net cash used in operating activities                   (177,564)   (145,392)
                                                       ----------  ----------

Cash flows from investing activities:
    Purchase of equipment                                (41,256)    (13,684)
                                                       ----------  ----------

Net cash used in investing activities                    (41,256)    (13,684)
                                                       ----------  ----------

Cash flows from financing activities:
    Borrowings on line of credit                         215,000      45,000
                                                       ----------  ----------

Net cash provided by (used for) financing activities     215,000      45,000
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents      (3,820)   (114,076)

Cash and cash equivalents, beginning of period             6,071     123,297
                                                       ----------  ----------

Cash and cash equivalents, end of period               $   2,251   $   9,221
                                                       ==========  ==========

Supplemental Disclosure of Cash Paid:
  Interest                                             $   3,212   $       -
                                                       ==========  ==========



    The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2003 and December 31, 2002 are herein referred to as "fiscal 2003" and "fiscal 2002", respectively.


2.  INVENTORIES

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.


3.  SALES  TO  STOCKHOLDER

During the six months ended June 30, 2003 and 2002, 32% and 33%, respectively, of revenue was derived from sales to a stockholder.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

Three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Sales     Total  revenue  increased  5%  or  $43,979  in the second quarter from
-----
$822,749 in fiscal 2002 to $866,728 in the three months ended June 30, 2003. The increase in sales resulted primarily from sales to new distributors.


Costs and Expenses     The cost of sales for the second quarter increased $6,073
------------------
from $594,511 in the second quarter of fiscal 2002 to $600,584 in the second quarter of fiscal 2003. When combined with the increase in net sales, the result was a 17% increase in the gross profit of $37,906, from $228,238 in the second quarter of fiscal 2002 to $266,144 in the second quarter of fiscal 2003. As a percentage, the gross margin increased from 28% in fiscal 2002 to 31% in fiscal 2003. The improvement in gross margin results from the Company's decision to acquire more bulk product and assemble it into finished goods rather than purchase finished goods for sale. The cost of the bulk product coupled with the cost to assemble it resulted in lower cost of goods sold.

General and administrative expenses increased 37% or $76,022 from $204,308 in the second quarter of fiscal 2002 to $280,330 in the second quarter of fiscal 2003. Also, general and administrative expenses increased as a percent of revenue from 25% for the quarter ended June 30, 2002 to 32% for the quarter ended June 30, 2003. The increase in general and administrative expenses is directly attributable to the Company's decision to develop a new product line - Total First Aid - which will enable the Company to effectively penetrate new market segments.

Income  before  income  taxes     The  Company's  income  before  income  taxes
-----------------------------
decreased $38,116 from a profit of $23,930 for the quarter ended June 30, 2002 to a (loss) of $14,186 during the second quarter of fiscal 2003. The decrease results from the increase in general and administrative costs.


Other.  No  income tax expense or benefit is recorded in the three-month periods
-----
ended June 30, 2003 and 2002.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Sales     Total  revenue  decreased 3% through the second quarter of fiscal 2003
-----
over the same period in fiscal 2002. The revenues decreased $48,777 from $1,709,682 to 1,660,905 in the six months ended June 30, 2003 over the same period in the prior fiscal year. The decrease in sales resulted primarily from decreases in sales to existing distributors.


Costs  and  Expenses     The  cost of sales through the second quarter decreased
--------------------
$43,570 from $1,196,085 for the six months of fiscal 2002 to $1,152,515 for the six months of fiscal 2003. When combined with the decrease in net sales, the result was a 1% decrease in the gross profit of $5,207 from $513,597 for the six months of fiscal 2002 to $508,390 for the six months of fiscal 2003. As a percentage, the gross margin increased from 30% in fiscal 2002 to 31% in fiscal 2003. The improvement in gross margin results from the Company's decision to acquire more bulk product and assemble it into finished goods rather than purchase finished goods for sale. The cost of the bulk product coupled with the cost to assemble it resulted in lower cost of goods sold.

General and administrative expenses increased 42% or $170,319 from $408,969 for the six months of fiscal 2002 to $579,288 for the six months of fiscal 2003. Also, general and administrative expenses increased as a percent of revenue from 24% in 2002 to 35% in 2003. The increase in general and administrative expenses is primarily attributable to the Company's decision to develop a new product line - Total First Aid - which will enable the Company to effectively penetrate new market segments.

Income  before  income  taxes     The  Company incurred a loss of $70,898 before
-----------------------------
income taxes for the six months ended June 30, 2003 as compared with a profit of $104,628 for fiscal 2002. This resulted in a negative swing of $175,526 which is directly attributable to the increase in general and administrative expenses.


Other.  No  income  tax  expense or benefit is recorded in the six-month periods
-----
ended June 30, 2003 and 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

The primary source of the Company's liquidity is from a line of credit obtained from a bank. The Company established, in May 2001 a $250,000 line of credit with a bank that matures in February 2004. The line requires monthly interest payments and bears interest at the prime rate of interest (4.25% at June 30, 2003). As of June 30, 2003, there was $215,000 outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory. We cannot assure you that this credit facility will be renewed at maturity.

Declining sales and increased expenses have had a negative impact on the Company's cash position. This is evidenced by the decrease in working capital from 4.58 to 1 (December 31, 2002) to 2.21 to 1 (June 30, 2003). The Company has already addressed expenses by reducing Company payroll, and has reduced rental obligations on old leases by 50%. The Company is developing additional product lines that will enable it to open new market segments and attain additional avenues of distribution. It is, however, apparent that a continued decline in sales coupled with rising costs will significantly impact the Company's ability to operate and grow as planned.

                           PART II. OTHER INFORMATION


ITEM  6.  EXHIBITS:

(a)  Exhibits  furnished

99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K
     None

                     CERTIFCATION BY CHIEF EXECUTIVE OFFICER
                 PURSUANT TO EXCHANGE ACT SECTIONS 13(a) & 15(d)
                                 AS REQUIRED BY
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Siegel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of first Aid Direct, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003                     /s/ Scott Siegel
                                        Scott Siegel
                                        Chief Executive Officer

                     CERTIFCATION BY CHIEF FINANCIAL OFFICER
                 PURSUANT TO EXCHANGE ACT SECTIONS 13(a) & 15(d)
                                 AS REQUIRED BY
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey N. Tabin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of first Aid Direct, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003                     /s/ Jeffrey N. Tabin
                                        Jeffrey N. Tabin
                                        Controller

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  FIRST AID DIRECT, INC., A FLORIDA CORPORATION


Date: July 15, 2003                        By /s/ Scott Siegel
                                              ----------------
                                           Scott Siegel, President and CEO
                                           (Principal Executive Officer)