Form 10QSB
period 2003-09-30
FIRST AID DIRECT INC
filed 2003-10-15
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[Mark One]
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934       For the quarterly period ended:  September 30, 2003
                                                           ------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D)  OF THE SECURITIES EXCHANGE
        ACT OF 1934            For the transition period from        to
                                                              -------  --------

Commission file number: 0-30629
                        -------


                             FIRST AID DIRECT, INC.
        (Exact name of small business issuer as specified in its charter)


            Florida                               59-1796257
            -------                               ----------
(State or other jurisdiction of               (IRS Employer Ident-
incorporation or organization)                 ification Number)

               5607 Hiatus Road, Suite 500, Tamarac, Fl 33321-6408
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 724-2929
                                 --------------
                           (Issuer's Telephone Number)


                ------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of equity as of
September 30, 2003:            3,985,000 shares of Common Stock, $.01 par value

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                             FIRST AID DIRECT, INC.

                                TABLE OF CONTENTS
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet (Unaudited) as of
           September 30, 2003                                                  3

         Condensed Statements of Income (Unaudited)
           for the nine months ended September 30, 2003
           and 2002 and the three months ended
           September 30, 2003 and 2002                                         4

         Condensed Statements of Cash Flows (Unaudited)
           for the nine months ended September 30, 2003 and 2002               5

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial
           Condition or Plan of Operation                                      7

Item 3.  Controls and Procedures                                               9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     12


SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

                             FIRST AID DIRECT, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                            $   36,547
   Accounts receivable - stockholder                                   56,442
   Accounts receivable                                                223,049
   Note receivable, employee                                            5,000
   Inventories                                                        659,890
   Prepaid expenses                                                   111,726
                                                                   -----------

     Total current assets                                           1,092,654
                                                                   -----------

Property and equipment, net                                           144,991
Intangible asset, net                                                 109,475
                                                                   -----------

         Total assets                                              $1,347,120
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
                                                                   $  280,281
   Accounts payable and accrued expenses                              215,000
                                                                   -----------
   Obligations under line of credit

     Total current liabilities                                        495,281
                                                                   -----------

Stockholders' equity:
      Common stock, $.01 par value; 50,000,000 shares authorized;
        3,985,000 issued and outstanding                                3,985
   Additional paid-in capital                                       1,604,127
   Deficit                                                           (756,273)
                                                                   -----------

     Total stockholders' equity                                       851,839
                                                                   -----------

        Total liabilities and stockholders' equity                 $1,347,120
                                                                   ===========

     The accompanying notes are an integral part of these condensed financial statements.

                                     FIRST AID DIRECT, INC.
                                 CONDENSED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                                   NINE MONTHS ENDED        THREE MONTHS ENDED
                                                     SEPTEMBER  30,           SEPTEMBER  30,
                                                -----------------------  -----------------------
                                                   2003         2002        2003         2002
                                                -----------  ----------  -----------  ----------
Net sales                                       $2,490,710   $2,527,265  $  829,804   $  817,583

Cost of sales                                    1,724,025    1,776,336     570,309      580,251
                                                -----------  ----------  -----------  ----------

Gross margin                                       766,685      750,929     259,495      237,332

General and administrative expenses                883,233      632,193     305,145      223,224
                                                -----------  ----------  -----------  ----------

Income before income taxes                        (116,548)     118,736     (45,650)      14,108

Provision for income taxes                               -            -           -            -
                                                -----------  ----------  -----------  ----------

Net income                                      $ (116,548)  $  118,736  $  (45,650)  $   14,108
                                                ===========  ==========  ===========  ==========


Net income per share information:
   Basic:
      Net income per share                      $     (.03)  $      .01  $     (.01)  $      .00
                                                ===========  ==========  ===========  ==========

      Weighted average number of common shares   3,985,000    3,985,000   3,985,000    3,985,000
                                                ===========  ==========  ===========  ==========

   Diluted:
      Net income per share                      $     (.03)  $      .01  $     (.01)  $      .00
                                                ===========  ==========  ===========  ==========

      Weighted average number of common shares   3,985,000    3,985,000   3,985,000    3,985,000
                                                ===========  ==========  ===========  ==========

     The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                          2003        2002
                                                       ----------  ----------
Cash flows from operating activities:
  Net  Income (Loss)                                   $(116,548)  $ 118,736
  Changes in assets and liabilities                      (50,372)   (138,803)
                                                       ----------  ----------

Net cash used in operating activities                   (166,920)    (20,067)
                                                       ----------  ----------

Cash flows from investing activities:
    Purchase of equipment                                (16,604)    (22,267)
                                                       ----------  ----------

Net cash used in investing activities                    (16,604)    (22,267)
                                                       ----------  ----------

Cash flows from financing activities:
    Borrowings (repayment) on line of credit             215,000           -
                                                       ----------  ----------


Net cash provided by financing activities                215,000           -
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents      31,476     (42,334)

Cash and cash equivalents, beginning of period             6,071     123,297
                                                       ----------  ----------

Cash and cash equivalents, end of period               $  37,547   $  80,963
                                                       ==========  ==========

Supplemental Disclosure of Cash Paid:
  Interest                                             $   4,692   $     184
                                                       ==========  ==========

     The accompanying notes are an integral part of these condensed financial statements.

                             FIRST AID DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of First Aid Direct, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2003 and December 31, 2002 are herein referred to as "fiscal 2003" and "fiscal 2002", respectively.


2.  INVENTORIES

Inventories are comprised primarily of first aid products held for sale, and are stated at the lower of cost or market, determined on the FIFO method.


3.  SALES TO STOCKHOLDER

During the nine months ended September 30, 2003 and 2002, 31% and 31%, respectively, of revenue was derived from sales to a stockholder.

4.  SUBSEQUENT EVENT

Effective as of the close of business on September 30, 2003, First Aid Direct, Inc. completed the sale of substantially all of its assets to VDC First Aid and Safety Supply, LLC, a related party. The assets disposed of were those related to First Aid Direct's wholesale first aid and safety supply business. VDC First Aid and Safety Supply is an affiliate of Van Dyne-Crotty, Inc., who, along with its affiliates, were principal shareholders of First Aid Direct. The sale of assets was made pursuant to the terms and conditions of an Asset Purchase Agreement entered into on August 29, 2003. Following the closing, First Aid Direct will continue to distribute its Total First Aid and Roehampton Supply product lines. Within 30 days following the closing, First Aid Direct will change its name to Total First Aid, Inc.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

RESULT OF OPERATIONS

Three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Sales     Total revenue increased 1% in the third quarter of fiscal 2003 over
-----
the same period in fiscal 2002. The revenue increased $12,221 from $817,583 to $829,804 in the three months ended September 30, 2003 over the same period in the prior fiscal year. The increase in sales resulted primarily from increases in sales generated from the Roehampton and Total First Aid product lines.


Costs and Expenses     The cost of sales for the third quarter decreased $9,942
------------------
from $580,251 in the third quarter of fiscal 2002 to $570,309 in the third quarter of fiscal 2003. When combined with the increase in net sales, the result was a 9% increase in the gross profit of $22,163, from $237,332 in the third quarter of fiscal 2002 to $259,495 in the third quarter of fiscal 2003. As a percentage, the gross margin increased from 29% in fiscal 2002 to 31% in fiscal 2003. The improvement in gross margin results from the Company's decision to acquire more bulk product and assemble it into finished goods rather than purchase finished goods for sale. The cost of the bulk product coupled with the cost to assemble it resulted in lower cost of goods sold.

General and administrative expenses increased 37% or $81,921 from $223,224 in the third quarter of fiscal 2002 to $305,145 in the third quarter of fiscal 2003. Also, general and administrative expenses increased as a percent of revenues from 27% for the quarter ended September 30, 2002 to 37% for the quarter ended September 30, 2003. The increase in general and administrative expenses is directly attributable to the Company's decision to develop a new product line - Total First Aid - which will enable the Company to effectively penetrate new market segments.

Income before income taxes     The Company's income before income taxes
--------------------------
decreased $59,758 from a profit of $14,108 to a loss of $45,650 during the third quarter of fiscal 2003. The decrease results from the increase in general and administrative costs.

Other. No income tax expense or benefit is recorded in the three-month periods
-----
ended September 30, 2003 and 2002.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Sales     Total revenue decreased 1% through the third quarter of fiscal 2003
-----
over the same period in fiscal 2002. The revenue decreased $36,555 from $2,527,265 to $2,490,710 in the nine months ended September 30, 2003 over the same period in the prior fiscal year. The decrease in sales resulted primarily from decreased sales to existing distributors.

Costs and Expenses     The cost of sales through the third quarter decreased
------------------
$52,311 from $1,776,336 for the nine months of fiscal 2002 to $1,724,025 for the nine months of fiscal 2003. When combined with the decrease in net sales, the result was a 2% increase in the gross profit of $15,756, from $750,929 for the nine months of fiscal 2002 to $766,685 for the nine months of fiscal 2003. As a percentage, the gross margin increased from 30% in fiscal 2002 to 31% in fiscal 2003. The improvement in gross margin results from the Company's decision to acquire more bulk product and assemble it into finished goods rather than purchase finished goods for sale. The cost of the bulk product coupled with the cost to assemble it resulted in lower cost of goods sold.

General and administrative expenses increased 40% or $251,040 from $632,193 for the nine months of fiscal 2002 to $883,233 for the nine months of fiscal 2003. Also, general and administrative expenses increased as a percent of revenue from 25% in 2002 to 35% in 2003. The increase in general and administrative expenses is directly attributable to the Company's decision to develop a new product line
- Total First Aid - which will enable the Company to effectively penetrate new market segments.

Income before income taxes     The Company's incurred a loss of $116,548 before
--------------------------
income taxes for the nine months ended September 30, 2003 as compared with a profit of $118,736 for fiscal 2002. This resulted in a negative swing of $235,284 which is directly attributable to the increase in general and administrative expenses.

Other. No income tax expense or benefit is recorded in the nine-month periods
-----
ended September 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of the Company's liquidity is from a line of credit obtained from a bank. In May 2001 the Company established a $250,000 line of credit with a bank that matures in February 2004. The line requires monthly interest payments and bears interest at the prime rate of interest (4.25% at September 30, 2003). As of September 30, 2003, there was $215,000 outstanding on the line of credit. The line is collateralized by the Company's accounts receivable and inventory.

Declining sales and increased expenses have had a negative impact on the Company's cash position. This is evidenced by the decrease in working capital from 4.58 to 1 (December 31, 2002) to 2.21 to 1 (September 30, 2003). The Company has already addressed expenses by reducing Company payroll, and has reduced rental obligations on old leases by 90%. The Company is developing additional product lines that will enable it to open new market segments and attain additional avenues of distribution. Effective as of the close of business on September 30, 2003, First Aid Direct, Inc. completed the sale of substantially all of its assets to VDC First Aid and Safety Supply, LLC, a related party.

The assets disposed of were those related to First Aid Direct's wholesale first aid and safety supply business. VDC First Aid and Safety Supply is an affiliate of Van Dyne-Crotty, Inc., who, along with its affiliates, were principal shareholders of First Aid Direct. The sale of assets was made pursuant to the terms and conditions of an Asset Purchase Agreement entered into on August 29, 2003. Following the closing, First Aid Direct will continue to distribute its Total First Aid and Roehampton Supply product lines. Within 30 days following the closing, First Aid Direct will change its name to Total First Aid, Inc.

The purchase price for the assets disposed of was $1,215,000. The purchase price was paid at closing. Approximately $216,400 of the purchase price was used to retire First Aid Direct's indebtedness to Key Bank. First Aid Direct is also entitled to receive those of its accounts receivable (approximately $315,000 at June 30, 2003) collected by VDC First Aid and Safety Supply during the 120-day period following the closing. At closing, a $250,000 deposit against those accounts receivable was paid to First Aid Direct. The purchase price for the assets was supported by a valuation and fairness opinion received from Stenton Leigh Capital Corp., an unaffiliated financial consulting firm.

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures [as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")] are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable laws, rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     (a)  Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     (b)  Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 30, 2003, the Company held a special meeting of its shareholders at which shareholders were requested to consider whether to authorize the Company to sell substantially all of its assets, consisting of the Company's wholesale first aid and safety supply business, to VDC First Aid and Safety Supply, LLC, a related party. A vote in favor of the transaction included a vote to change the name of the Company to Total First Aid, Inc. Further information concerning the transaction is described in Part II, Item 5 of this Report.

In order to approve the sale of assets, holders of a majority of the Company's 3,985,000 outstanding shares as of the September 9, 2003 record date fixed by the board of directors, present at the meeting in person or represented by valid proxy, must have voted in favor of the transaction. At the meeting, 3,062,434 shares were represented in person or by proxy. Of the shares represented, 3,045,120 shares voted in favor of the transaction, 13,274 shares voted against the transaction and 4,040 shares abstained.

ITEM 5.  OTHER INFORMATION.

Effective as of the close of business on September 30, 2003, First Aid Direct, Inc. completed the sale of substantially all of its assets to VDC First Aid and Safety Supply, LLC, a related party. The assets disposed of were those related to First Aid Direct's wholesale first aid and safety supply business. VDC First Aid and Safety Supply is an affiliate of Van Dyne-Crotty, Inc., who, along with its affiliates, were principal shareholders of First Aid Direct. The sale of assets was made pursuant to the terms and conditions of an Asset Purchase Agreement entered into on August 29, 2003. Following the closing, First Aid Direct will continue to distribute its Total First Aid and Roehampton Supply product lines. Within 30 days following the closing, First Aid Direct will change its name to Total First Aid, Inc.

The purchase price for the assets disposed of was $1,215,000. The purchase price was paid at closing. Approximately $216,400 of the purchase price was used to retire First Aid Direct's indebtedness to Key Bank. First Aid Direct is also entitled to receive those of its accounts receivable (approximately $315,000 at June 30, 2003) collected by VDC First Aid and Safety Supply during the 120-day period following the closing. At closing, a $250,000 deposit against those accounts receivable was paid to First Aid Direct. The purchase price for the assets was supported by a valuation and fairness opinion received from Stenton Leigh Capital Corp., an unaffiliated financial consulting firm.

Following the sale of assets, Van Dyne-Crotty and its affiliates sold their approximately 50% equity interest in First Aid Direct to Scott Siegel and members of his immediate family. Mr. Siegel is the President, Chief Executive Officer and a director of First Aid Direct. The shares owned Van Dyne-Crotty, Mr. Siegel and their respective affiliates were voted at the shareholders' meeting in the same proportions as the votes cast by the disinterested shareholders of First Aid Direct.

At the closing, Kevin M. Crotty, Stephen D. Smiley and James Striplen III, affiliates of Van Dyne-Crotty, resigned as directors of First Aid Direct. The Board of Directors of First Aid Direct will continue to be comprised of Scott Siegel, Bruce Widnes and Jeffrey Tabin (who was appointed as a director on September 26, 2003).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.
             --------

     The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

10.1 Asset Purchase Agreement dated August 29, 2003 by and between First Aid Direct, Inc. and VDC First Aid and Safety Supply, LLC (incorporated by reference to Appendix A to First Aid Direct's definitive proxy statement filed on September 15, 2003).
10.2 Fairness Opinion and Valuation Report of Stenton Leigh Capital Corp. (incorporated by reference to Appendix B to First Aid Direct's definitive proxy statement filed on September 15, 2003).
31.1      CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
31.2      CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
32.1      CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
32.2      CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

     (b)     Reports on Form 8-K.
             -------------------

     On October 7, 2003, the Company filed a Current Report on Form 8-K to report the closing of the asset purchase agreement more fully described in Part II, Item 5 of this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     October 13, 2003


                                         FIRST AID DIRECT, INC.


                                         By:     /s/   Scott Siegel
                                                 -------------------------------
                                                 Scott Siegel, President and CEO

                                  EXHIBIT INDEX
                                  -------------


10.1 Asset Purchase Agreement dated August 29, 2003 by and between First Aid Direct, Inc. and VDC First Aid and Safety Supply, LLC (incorporated by reference to Appendix A to First Aid Direct's definitive proxy statement filed on September 15, 2003).
10.2 Fairness Opinion and Valuation Report of Stenton Leigh Capital Corp. (incorporated by reference to Appendix B to First Aid Direct's definitive proxy statement filed on September 15, 2003).
31.1      CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
31.2      CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
32.1      CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
32.2      CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.