Form 10KSB
period 2003-12-31
TOTAL FIRST AID INC
filed 2004-03-30
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                              TOTAL FIRST AID, INC.
                              ---------------------
             (Exact name of Registrant as specified in its Charter)

           Florida                        0-30629                59-1796257
           -------                        -------                ----------
(State or other jurisdiction       (Commission File No.)        (IRS Employer
      of incorporation)                                      Identification No.)

                          1440 Coral Ridge Drive, #367
                             Coral Springs, FL 33071
                                 (954) 579-5952
                                 --------------
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         -----------------------------
                                (Title of class)

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 2004 computed by reference to the average bid and asked prices of such stock: $24,653,785.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 36,041,343 shares of Common Stock, $.001 par value (as of March 26, 2004).

        Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                       ---   ---

        DOCUMENTS INCORPORATED BY REFERENCE: None.

                              TOTAL FIRST AID, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS
                                -----------------

                   Forward Looking Statements                                3

PART I
------

         Item 1.   Description of Business                                   4
         Item 2.   Description of Property                                   8
         Item 3.   Legal Proceedings                                         8
         Item 4.   Submission of Matters to a Vote of Security Holders       9

PART II
-------

         Item 5.   Market Price for Common Equity, Related Stockholder
                   Matters and Small Business Issuer Purchases of Equity
                   Securities                                                9
         Item 6.   Management's Discussion and Analysis or Plan of
                   Operation                                                 9
         Item 7.   Financial Statements                                     10
         Item 8.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                      11
         Item 8A.  Controls and Procedures                                  11

PART III
--------

         Item 9.   Directors and Executive Officers of the Registrant       11
         Item 10.  Executive Compensation                                   14
         Item 11.  Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters               17
         Item 12.  Certain Relationships and Related Matters                18
         Item 13.  Exhibits, List and Reports on Form 8-K                   21
         Item 14.  Principal Accountant Fees and Services                   22

SIGNATURES                                                                  24

                           FORWARD-LOOKING STATEMENTS

        Portions of this Form 10-KSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

            o   our ability to raise capital,

            o   our ability obtain and retain clients,

            o our ability to provide our products and services at competitive rates,

            o our ability to execute our business strategy in a very competitive environment,

            o   our degree of financial leverage,

            o risks associated with our acquiring and integrating companies into our own,

            o risks relating to rapidly developing technology and providing services over the Internet;

            o   risks related to international economies,

            o   risks related to market acceptance and demand for our services,

            o   the impact of competitive services,

            o risks associated with economic conditions and continued weakness in the U. S. securities market,

            o   other risks referenced from time to time in our SEC filings.

        With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

                                     PART I

                                    BUSINESS

        Certain terms used in this Annual Report, such as "we," "us" and "our" and words of similar import, refer to Total First Aid, Inc., formerly known as First Aid Direct, Inc., a Florida corporation, including its direct and indirect Canadian subsidiaries, 3323455 Canada Inc., Kischi Konsulting Inc., 2906694 Canada Inc. and 3054276 Canada Inc.

         Unless otherwise specifically set forth to the contrary, all dollar amounts in this Annual Report refer to United States Dollars.

CORPORATE DEVELOPMENTS

        Effective September 30, 2003, we sold substantially all of the assets of our First Aid Direct wholesale first aid and supply business to VDC Safety and Supply LLC, a limited liability company controlled by Van-Dyne Crotty, Inc. At the time of the sale, Van-Dyne Crotty was a principal shareholder of First Aid Direct, and a majority of our board of directors were affiliates of Van-Dyne Crotty. At the closing, Kevin M. Crotty, Stephen D. Smiley and James Striplen III, affiliates of Van Dyne-Crotty, resigned as directors of First Aid Direct.

        On October 26, 2003, we changed our name from First Aid Direct, Inc. to Total First Aid, Inc., and our trading symbol on the over-the-counter bulletin board was changed to "TFAI".

        On October 31, 2003, a change in control of Total First Aid, Inc. occurred when we issued 26,692,285 shares of our common stock in exchange for substantially all of the issued and outstanding capital stock of 3323455 Canada Inc. The share exchange was accounted for as a recapitalization, whereby the shareholders of 3323455 Canada Inc. retained the majority of our outstanding shares following the transaction. An additional 3,626,202 shares of our common stock are subject to issuance to certain Quebec residents who are shareholders of 3323455 Canada Inc. at such time as the Quebec Securities Commission approves such issuance, whereupon 3323455 Canada Inc. will become our wholly owned subsidiary. Contemporaneous with the share exchange, we acquired all of the outstanding shares of Kischi Konsulting, Inc., 2906694 Canada Inc. and 3054276 Canada Inc. for 4,000,000 shares of our common stock and CDN$1,500,000. This acquisition was accounted for as a purchase. Kischi Konsulting, Inc., 2906694 Canada Inc. and 3054276 Canada Inc. became our indirect wholly owned subsidiaries following the acquisition. At the closing of these transactions,
(a) Jeffrey Tabin and Bruce Widnes resigned as members of our board of directors, (b) Michel L. Marengere and Jacques R. Delorme were appointed to our board, and assumed the duties of Chief Executive Officer and Vice President, respectively, and (c) Scott Siegel resigned as our Chief Executive Officer (and continues to serve on our Board of Directors).

        Effective December 19, 2003, we sold the assets of our Roehampton Medical and Total First Aid product lines to Roehampton Aid Corp., as a result of which our sole operations became those of Kischi Konsulting Inc. and its subsidiaries.

        In February 2004, we completed a private placement of 3,925,080 shares of our common stock, for an aggregate purchase price of $981,270 or $.25 per share. For each two shares purchased, investors were also issued a three-year warrant to purchase one additional share of common stock exercisable at $.30 per share.

OVERVIEW

        Through Kischi Konsulting, Inc., our Ottawa, Canada-based operating subsidiary ("Kischi"), we offer a wide range of consulting and outsourcing services designed to enhance clients' business performance through the efficient and effective use of information technology ("IT").

        Our revenues are contributed by the operations of Kischi Konsulting, Inc.. Kischi develops, implements, supports and maintains, custom-designed systems that integrate its clients' unique business applications with generic computer platforms and programs. Kischi's client base, which resides predominantly in Canada, includes many Canadian federal government departments and crown corporations, with a smaller percentage of business being conducted with private entities working with the Canadian federal government.

KISCHI KONSULTING, INC.

    Consulting Services
    -------------------

        Kischi Konsulting, Inc., a Canadian corporation, has been providing IT consulting services primarily to Canadian federal government departments and agencies since 1994. Kischi generates revenues predominantly from fees for consulting services relating to the design, development, implementation, enhancement, support and maintenance of integrated systems that are custom-designed for our clients.

        Depending upon a client's needs, Kischi's service capabilities include:

    o   Strategic IT business planning and architecture.

    o Custom-designed systems development, integration, enhancement, support and maintenance.

    o   Custom Web applications development and maintenance.

    o IT security, including information security, document management security, security networks and user management.

    o   IT business continuity (contingency planning and disaster recovery).

    o   Utilizing XML and related technology to resolve business problems.

    o   Data warehousing and information management.

    o   Procurement facilitation.

    o   Training and human resource management.

    o   Project management, administration and team leadership.

    o   IT architecture and business analysis.

    o   Marketing support.

    o   Help desk support.

        Consulting assignments vary as to complexity, staffing requirements and duration. A particular project may be staffed by as few as one IT professional to a team of from ten to twenty consultants. Project duration ranges from 30 days to two years. Kischi neither performs research and development not engages in commercial software development or sales. All software and systems development is performed on a contract basis, for and at the risk of our client, and intellectual property rights to systems created during the course of providing our services become the property of our client.

        Among the recent projects Kischi has serviced or is servicing are the following:

    o A CDN$2.2 million on-going assignment from Public Works and Government Services Canada, commenced in June 2001, in which Kischi has supplied a team of 10 consultants to design and develop a Web-based case management application to streamline the processing of requests for service.

    o A CDN $2 million assignment from the Department of Finance/Financial Analysis Tracking Center ("FINTRAC"), completed in August 2003, in which Kischi was the lead provider of 12 highly skilled JAVA resources, who worked closely with FINTRAC staff and other contracted resources to provide systems integration relating to financial intelligence matters.

    o A CDN$1.5 million on-going assignment at Revenue Canada to develop the Paxis system. The system is comprised of a data acquisition solution (receiving passenger information from airlines) and a passenger analysis function. Kischi is providing Revenue Canada with team of 7 high level Java Developers to develop this system.

    o A CDN$3 million on-going assignment from the Department of Foreign Affairs and International Trade, in which Kischi has supplied a team of 10 professionals to support various areas of Signet (the Canadian Worldwide Embassy Telecommunications Network), including network support, LAN support and desktop support.

        .

    Consultants
    -----------

        Kischi maintains a database of over 1,500 consultants who are called upon to provide services on an as needed basis, depending upon the requirements of any particular consulting assignment. Kischi's database of consultants provides it with access to a diverse set of backgrounds, skill sets, experience and knowledge. For tax reasons, Kischi's consultants generally provide their services through personal service corporations or similar entities.

        In order to compete with larger consulting firms for significant government contracts, Kischi often submits bid proposals as a participant in a joint venture formed with one or more other consulting firms who, collectively, are able to service all of the requirements of any particular project. In these instances, Kischi's joint venture agreement is submitted along with its bidding proposal and, if awarded, the project is that of the joint venture in which Kischi participates. Often, but not in all instances, Kischi serves as the lead consultant in these joint venture projects. Approximately 50% of the government projects awarded to Kischi are serviced directly by Kischi and the other 50% are services by joint ventures in which Kischi is a participant.

    Clients
    -------

        Approximately 75 - 80% of our client base is comprised of Canadian federal government departments and quasi-government agencies, with the balance consisting of private sector organizations whose primary business operations consist of work for federal government departments and quasi-government agencies. Among the benefits of servicing federal government requirements is that core government systems must be maintained irrespective of economic or political conditions, thereby creating a steady need for systems development and maintenance services.

        Among our federal government clients are:

    o   Citizenship and Immigration Canada
    o   Revenue Canada
    o   Public Works and Government Services Canada

    o   Industry Canada (Canadian Intellectual Property Office)
    o   Department of Foreign Affairs and International Trade
    o   Department of National Defense
    o   Agriculture Canada
    o   Consulting and Audit Canada
    o   Department of National Defense
    o   Human Resources Development Canada

        Our quasi-government clients include:

    o   Canada International Development Agency
    o   Immigration Refugee Board
    o   Treasury Board
    o   Bank of Canada
    o   Department of Finance/Financial Analyses Tracking Center

        Approximately 40% of the revenues Kischi generated from government contracts during the fiscal year ended December 31, 2003 were for services rendered to Revenue Canada. Another approximately 40% of revenues were generated from services rendered to other government departments, primarily the Public Works and Government Services Canada, the Department of Foreign and International Trade, the Department of Finance/Financial Analysis Tracking Center and the Department of National Defense. No other client accounted for more than 5% of our revenues

    Sales And Marketing
    -------------------

        Kischi employs three full-time sales persons and a direct sales force of four, and generates new business from:

    o   Government contracts awarded based through bid procurements.
    o   Referrals and word of mouth.
    o   Direct telephone solicitations by our in-house sales force.
    o   Targeted marketing.
    o   New assignments from existing clients.
    o   Government standing offers.

    Competition
    -----------

        There is intense competition in the IT consulting market. Kischi competes with a substantial number of consulting firms that are significantly larger, far better capitalized and possessing greater fiscal and physical resources than does Kischi. Among the larger competitors of Kischi are IBM, Accenture, CGI, Fujitsu, EDS and Deloitte & Touche. Among the more mid-size competitors of Kischi are Ajilon Consulting, Ajja Inc., Burnstand Inc., Systematix Inc. and Veritaaq Inc..

        While there is no assurance that Kischi will be successful in servicing its target market or that Kischi will operate profitably, among the factors that we believe enable Kischi to effectively compete in its industry are the following:

    o Kischi management has extensive experience in the government bidding process including the preparation of "requests for proposals" for government projects.

    o Kischi has been "pre-cleared" (site security clearance to the level of "secret") to participate in certain government bidding processes and to service government standing offers.
    o Kischi has access to the resumes of over 1,500 consultants with a diverse set of backgrounds, skill sets, experience and knowledge, enabling Kischi it to effectively staff multiple consulting projects of varying sizes and durations.
    o Kischi has strong relationships with other IT consulting firms and individuals, who are called upon from time-to-time to partner with Kischi in joint ventures that enable Kischi to bid on larger projects that it's size would otherwise preclude it from servicing.
    o Kischi's incumbent services on current projects and its strong reputation in the government IT consulting market well position it to be awarded smaller government assignments not subject to the bidding process.

    Primary Risks
    -------------

        The primary risks faced by Kischi in its business are the following:

    o The prospect that adverse economic conditions or political pressures will cause constraints on government spending.
    o Kischi's ability to staff multiple projects of varying complexity and duration with qualified consultants.
    o The possibility that the government will outsource its IT projects to offshore consultants.
    o The continued trend on the part of the Canadian government to contract with larger consulting firms in an effort to reduce its risk.
    o Kischi's success in recruiting new consultants away from private sector positions.
    o Growing competition to capture a portion of the lucrative federal government IT consulting market.

EMPLOYEES

         We currently employ 9 persons, on a full-time basis in clerical positions. Our three executive officers and directors, and those of our subsidiaries provide their services to us on a consulting basis. We also utilize the services of approximately 90 full-time professional consultants who staff on-going consulting assignments awarded from time to time.

                                   PROPERTIES

        We currently maintain a mailing address at 1440 Coral Ridge Drive, #367, Coral Springs, Florida 33071. We are seeking office space in South Florida at which our executive offices will be located.

        Kischi Konsulting Inc. currently leases approximately 34,693 square feet of general office space in Ottawa, Canada from an unaffiliated third party at an annual base rent of approximately $47,150. The lease expires on July 31, 2007.

                                LEGAL PROCEEDINGS

        There are no material legal proceedings pending against us, and none of our officers or directors is a party to any legal proceeding in which he or she has an interest adverse to us.

                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

        There were no matters submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2003.

                                     PART II

         MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
                 BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the over-the-counter bulletin board under the symbol "TFIA". From February 12, 2001 to October 31, 2003, our common stock was traded under the symbol "FADI". The following table sets forth the high and low bid prices our common stock for each fiscal quarter of 2003 and 200s. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.

                      Period                       High Bid            Low Bid
                      ------                       --------            -------

        October 1, 2003 - December 31, 2003         $.70                $.20
        July 1, 2003 - September 30, 2003           $.28                $.10
        April 1, 2003 - June 30, 2003               $.20                $.10
        January 1, 2003 - March 30, 2003            $.17                $.10

        October 1, 2002 - December 31, 2002         $.14                $.05
        July 1, 2002 - September 30, 2002           $.25                $.04
        April 1, 2002 - June 30, 2002               $.33                $.13
        January 1, 2002 - March 30, 2002            $.33                $.11

        As of December 31, 2003, there were approximately 95 holders of record of our Common Stock.

        We have not paid any dividends with respect to its Common Stock and has no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto, and other financial information included elsewhere herein. Our financial statements are prepared in conformity with U.S. GAAP.

        Total First Aid's operations for the first nine months of the year consisted of the wholesale distribution of first aid and safety products to retail van distributors and the direct sale of those products to end users through a direct ship operation. This changed on the close of business September 30, 2003, when Total First Aid sold its main product line "First Aid Direct" to VanDyne Crotty. We ceased first aid and safety retail operations when we sold the residual product lines, "Roehampton Medical " and "Total First Aid" to Roehampton Aid Corporation on December 19, 2003. On October 31, 2003, we positioned ourselves in the Information Technology (IT) sector with our acquisition of Kishi Konsulting

    Inc., a Canadian software consulting company. The Sales and related Cost of Sales for current operations of Kischi Konsulting are set forth in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 ("2003") Compared To Year Ended December 31, 2002 ("2002")

        Sales. We had consulting revenues of $1,378,070 for the year 2003 from the Kischi Konsulting acquisition which was effective October 31, 2003.

        Costs of Sales. The direct expenses consists primarily of the costs paid to the consultants performing the services.

        Gross Profit. Gross profit for 2003 amounted to $119,947.

        Selling, General and Administrative Expense. The selling, general and administrative expenses for the year 2003 increased $47,201 to $337,201 from $290,000 for the year 2002. The increase was a result of increased costs to officers after the acquisition on October 31, 2003.

        Discounted Operations. During the year 2003, we sold our first aid and safety retail operations. The sales resulted in a gain after income taxes of $189,546. The income from discontinued operations of $264,454, net of income taxes, for 2002 decreased to a loss from discontinued operations of $189,212, net of income taxes. The change was a result of a decline in sales during the nine months that we were in this business and a corresponding increase in cost of sales (lost rebates, increased freight costs and loss of purchase discounts, and additional costs incurred in launching the new "Total First Aid" product line). There was an increase in general and administrative expenses ($107,000 increase for facility rental, increased salaries of $120,000, and $83,000 additional costs attributed to the introduction of the "Total First Aid" product line), which when added to the loss of gross margin resulted in the negative swing from a profit in 2002 to a net loss in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary ongoing sources of cash for operational purposes are net cash flows from operating activities. We believes our current cash position coupled with its cash flow forecast for the year and periods beyond, will be sufficient to meet operational cash needs on both a short-term and long-term basis. Working capital is ($204,900). Management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect our ability to operate and grow as planned.

        With respect to our planned acquisition strategy, management believes that it will be able to provide the necessary cash needed for subsequent acquisitions from private placements, in addition to expected cash flows provided by ongoing operations.

PLAN OF OPERATION

         Kischi is a Canadian based company established in 1993 to offer professional management IT consulting services. Kischi's mission is to provide world class, quality and client focused management consulting services to assist its clients improve business performance through the efficient and effective use of Information Technology.

         Kischi covers the full spectrum of Information technology professional consulting services to the public and private sector. Kischi offers a variety of services such as strategic IT business planning and architecture, marketing support, systems development and maintenance, project management, project administration, technology trend analysis, upgrading and integration services, procurement facilitation, benchmarking and performance measurement systems, outsourcing management, network planning and management, business intelligence systems, training and human resource management. Kischi takes pride in providing these services across any of today's technological platforms and in delivering performance and value to its customers.

         Kischi's Corporate Goals - To become a world class consulting company focusing in the north American and European markets through a strategic acquisition program within the next 36 months. Its products and services strategy is to expand its core Information Technology resources with those of solid experience Information Management and Management/Audit personnel. This strategy is in order to meet the ever-increasing demand for quality professional informatics services. Kischi will continue to seek out and employ highly skilled professionals and expand its client base. Kischi's prime customer services objective is to stay abreast of changing management policies and propose management systems in line with outsourcing contract opportunities with leading edge technologies. With the combination of highly skilled management and leading edge technology and systems software, Kischi will offer very competitive cost effective quality services to the changing market of the public sector.

         Kischi's Marketing Strategy - On October 31, 2003, Kischi was acquired by Total First Aid, Inc., (TFAI) OTCBB listed company. TFAI's aggressive business plan is to build a world-class company through strategic acquisitions within the next 3 years. To this end Kischi and TFAI are in final negotiation stage for the acquisition of two Information Technology and Information Management companies. It plans to acquire two more USA based companies before year-end.

         Company Resources - Kischi has the benefit, as an independent professional services firm, of focusing on matching the needs of our clients against the best management consulting talent available.

         Through an alliance and partnership capacity with hundreds of other high technology firms, Kischi can complement its core of excellence in senior IT management advisors, IT architects and project managers with the appropriate technical assistance to meet its clients Information Technology business requirements.

                              FINANCIAL STATEMENTS

        Our Consolidated Financial Statements for the fiscal years ended December 31, 2003 and 2002 are included herewith as Appendix A and incorporated herein by reference.

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

        There have been no changes to or disagreements with our accountants that are required to be disclosed.

                             CONTROLS AND PROCEDURES

        On March 26, 2004, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART III

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth our current directors and executive officers, and their ages and positions with us:

       Name                     Age                    Position
       ----                     ---                    --------

Michel L. Marengere             57           Chairman, Chief Executive Officer
                                             and Director

Jacques R. Delorme              60           Vice President and Director

Scott Siegel                    49           Director

Jeffrey Tabin                   60           Chief Financial Officer

        MICHEL L. MARENGERE has been our Chairman, Chief Executive Officer and a director since October 31, 2003. He has also served as the Senior Partner of Gestion Edinov Inc. since February 1991. Gestion Edinov, located at 38 Place du Commerce, suite 10-515 Ile des Soeurs, (Quebec) Canada, H3E 1T8, specializes in corporate business development, mergers and acquisitions and financings. Mr. Marengere has also served as President of 3323455 Canada Inc., our wholly owned subsidiary, since February 2000.

        JACQUES R. DELORME has been our Vice President and a member of our board of directors since October 31, 2003. He has also served as the Managing Partner of Servidel Inc. since May 1988. Servidel Inc is a marketing consulting firm specialized in the technology and the industrial sectors. Mr. Delorme has also served as Assistant to the President of 3323455 Canada Inc., our wholly owned subsidiary, since February 2002.

        SCOTT SIEGEL has served as a member of our board of directors since August 2000. He served as our Chief Executive Officer from January 1, 2001 (acting Chief Executive Officer from August 1, 2000) until November 1, 2003, and as our Chairman and Secretary from August 1997 to December 1999. From December 1999 to August 2000, Mr. Siegel served as a Group Manager at First Aid Select, a business division of Van Dyne-Crotty, Inc., our former affiliate. From 1991 to 1997, Mr. Siegel was President of Affirmed Medical of Florida, Inc., a first aid van service distributorship.

        JEFFREY TABIN has served as our Chief Financial Officer since August 2001. He served as a director from August 2001 until October 2003. Mr. Tabin served as the controller of Tropic Ice, Inc. from June 1999 to July 2001, and as the controller for Security World International from February 1998 to June 1999.

        Our officers are elected annually at the first board of directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

CORPORATE GOVERNANCE MATTERS

        Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors. We are under no legal obligation to establish an audit committee and have elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee and obtaining director and officers' liability insurance. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

        Board of Directors Independence. Our board of directors consists of three members. None of our directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

        Audit Committee Financial Expert. We do not yet have an audit committee and, therefore, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an

"audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
(c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

        Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We have not yet adopted a Code of Ethics, nor are we under any legal obligation to do so. If and to the extent that we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the Company at its principal offices. We do not currently maintain a corporate website.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Based solely upon a review of Forms 3, 4 and 5 furnished to us for the fiscal year ended December 31, 2003, no person subject to Section 16(a) of the Exchange Act based upon their relationship to us failed to timely file any of the foregoing reports, except that:

    o Michel L. Marengere, our Chief Executive Officer and a director, filed a Form 3 on November 12, 2003 to report his initial beneficial ownership due to his becoming an officer and director on October 31, 2003. Mr. Marengere has not yet filed a Form to report the acquisition of 1,733,488 shares by an affiliate of Mr. Marengere on October 31, 2003, or the acquisition of 927,930 shares by an affiliate of Mr. Marengere on October 31, 2003.

    o Jacques R. Delorme, our Vice President and a director, filed a Form 3 on November 12, 2003 to report his initial beneficial ownership due to his becoming an officer and director on October 31, 2003. Mr. Delorme has not yet filed a Form to report the acquisition of 1,579,453 shares by an affiliate of Mr. Delorme on October 31, 2003.

    o Scott Siegel, a director and our former Chief Executive Officer, filed a Form 3 on October 9, 2003, to report his initial beneficial ownership due to his becoming an officer and director on August 22, 2000. Mr. Siegel filed a Form 4 on October 7, 2003 to report his acquisition of 1,666 shares on May 22, 2001 and his acquisition of 1,701,200 shares on September 30, 2003. Mr. Siegel filed a Form 4 on November 6, 2003 to report his receipt of an option to purchase 150,000 shares on October 31, 2003.

    o Bruce Widnes, a former director, filed a Form 3 on October 9, 2003 to report his initial beneficial ownership due to his becoming a director on February 3, 2003. Mr. Widnes filed a Form 4 on November 6, 2003 to report his acquisition of 20,000 shares of common stock on October 23, 2003.

    o Jeffrey Tabin, our former controller and a former director, filed a Form 3 on October 7, 2003 to report his initial beneficial ownership due to his becoming an officer and director on September 26, 2003. Mr. Tabin filed a Form 4 on November 11, 2003 to report 50,000 options being granted to him on October 31, 2003.

    o Van-Dyne Crotty, Inc., our former principal shareholder, has not yet filed a Form 4 to report its sale of 1,631,000 shares of common stock on September 30, 2003.

    o Kevin M. Crotty, a former director, has not yet filed a Form 4 to report that, on September 30, 2003, he ceased to be an officer and director and he sold 1,000 shares of our common stock.

    o Stephen D. Smiley, a former director, has not yet filed a Form 4 to report that, on September 30, 2003, he ceased to be an officer and director and he sold 7,200 shares of our common stock.

                             EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

        The following table shows, for each of the three years ended December 31, 2003, the cash and other compensation paid by us to our President and Chief Executive Officer, and each other executive officer whose annual compensation was $100,000 or more.

                                                                                -----------------
                                                   Annual Compensation              Long Term
                                                                                  Compensation
                                          ------------------------------------- -----------------
                                                                     Other        Securities         All Other
                                           Salary     Bonus      Compensation     Underlying        Compensation
Name and Principal Position       Year      (US$)     (US$)          (US$)          Options             (US$)
-------------------------------- -------- --------- ---------- ---------------- ----------------- ---------------
Michel L. Marengere, President
and Chief Executive Officer (1)   2003       -          -          $40,000          150,000              -

Scott Siegel, Former Chief
Executive Officer (2)             2003    $125,769   $50,000       $25,000          150,000              -


(1) Mr. Marengere assumed the duties as Chief Executive Officer on October 31, 2003. Other compensation consists of consulting fees received under a consulting agreement.

(2) Mr. Siegel served as our Chief Executive Officer from August 2000 until October 31, 2003. Other compensation consists of consulting fees received under a consulting agreement.

Consulting Agreements

        Effective November 1, 2003, we entered into a consulting agreement with Michel L. Marengere and his affiliated corporation, covering consulting services to be rendered to us through such corporation, by Mr. Marengere. The term of the consulting agreement commenced November 1, 2003 and will terminate on October 31, 2005, subject to one additional twelve-month renewal term. Under the consulting agreement Mr. Marengere serves as our Chief Executive Officer, and his affiliated corporation is entitled to a consulting fee in the amount of $20,000 per month, plus applicable taxes. The agreement contains standard confidentiality provisions, as well as a non-compete provision covering a period of 12 months following termination of the agreement within the state of Florida and the provinces of Ontario and Quebec, Canada. The non-compete provision may be shortened to three months or six months depending upon the basis for termination of the agreement.

        Effective November 1, 2003, we entered into a consulting agreement with Jacques R. Delorme and his affiliated corporation, covering consulting services to be rendered to us through such corporation, by Mr. Delorme. The term of the consulting agreement commenced November 1, 2003 and will terminate on October 31, 2005, subject to one additional twelve-month renewal term. Under the consulting agreement Mr. Delorme serves as a Vice President, and his affiliated corporation is entitled to a consulting fee in the amount of $7,500 per month, plus applicable taxes. The agreement contains standard confidentiality provisions, as well as a non-compete provision covering a period of 12 months following termination of the agreement within the state of Florida and the provinces of Ontario and Quebec, Canada. The non-compete provision may be shortened to three months or six months depending upon the basis for termination of the agreement.

        Effective November 1, 2003, we entered into a consulting agreement with Scott Siegel, a director, and his affiliated corporation, to provide us with consulting services and advice in the areas of business development, mergers, acquisitions, combinations and strategic alliances, as well as internal relationships with our officers and directors and United States corporate governance matters. The term of the consulting agreement commenced November 1, 2003 and will terminate on October 31, 2005, subject to one additional twelve-month renewal term. For his services Mr. Siegel's affiliated corporation is entitled to a consulting fee in the amount of $12.500 per month. The agreement contains standard confidentiality provisions, as well as a non-compete provision covering a period of 12 months following termination of the agreement within the state of Florida. The non-compete provision may be shortened to three months or six months depending upon the basis for termination of the agreement.

        We have no other written agreements with any of our executive officers or directors and we maintain no retirement, fringe benefit or similar plans for the benefit of executive officers or directors. We may, however, enter into employment or consulting contracts with our officers and key employees, adopt various benefit plans and begin paying compensation to our officers and directors as we deem appropriate to attract and retain the services of such persons.

        We do not pay fees to directors for their attendance at meetings of the board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Option/SAR Grants Table

        The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2003 to each person named in the Summary Compensation Table.

                        Number         % Of
                        Of Shares      Total Options
                        Underlying     Granted To        Exercise Or
                        Options        Employees In      Base Price       Expiration
Name                    Granted        Fiscal Year       $/Share              Date
------------------------------------------------------------------------------------
Michel L. Marengere      150,000             15%          $.30              10/31/06

Scott Siegel             150,000             15%          $.30              10/31/06


Aggregated Option Exercises and Fiscal Year-End Option Value Table

        The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003 by each person named in the Summary Compensation Table.

                                                      Number of Shares       Values of Unexercised
                      Shares         ($)          Underlying Unexercised     In the Money Options
                      Acquired on    Value          Options At Year End          at Year End
Name                  Exercise       Realized(1)  Exercisable/Unexercisable  Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------
Michel L. Marengere       --             --            150,000/150,000          $52,500/$52,500 (1)

Scott Siegel              --             --            150,000/150,000          $52,500/$52,500 (1)


----------
(1) Based upon difference between the closing price of the common stock on December 31, 2003 and the exercise price of the options.

Securities Author ized for Issuance Under Equity Compensation Plans
-------------------------------------------------------------------

         The following table sets forth information relating to our outstanding stock option plans as of December 31, 2003:

                                                                                                 Number of Securities
                                    Number of Securities to                                      Remaining Available for
                                    Be Issued Upon               Weighted-average                Future Issuance Under
                                    Exercise Of Outstanding      Exercise Price of               Equity Compensation
                                    Options,                     Outstanding Options,            Plan (excluding securities
                                    Warrants and Rights          Warrants and Rights             reflected in column a)
---------------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders                         0                              N/A                              0

Equity Compensation
Plans Not Approved by
Security Holders

Options to Consultants                   1,000,000                      $.30                             1,000,000

Total                                    1,000,000                      $.30                             1,000,000


       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information, to the knowledge of management, concerning the beneficial ownership of shares of our common stock as of March 26, 2004 by:

            o each person who is the beneficial owner of more than 5% of our outstanding shares of common stock;
            o   each of our directors;
            o   each of our executive officers; and
            o   all of our executive officers and directors as a group.

        Beneficial ownership is generally attributed to person(s) who have the right to vote or dispose of securities. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this report, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus, have been exercised or converted.

        Unless otherwise indicated, each person in the table has sole investment and voting power with respect to all shares shown as beneficially owned. Unless otherwise indicated the address of each beneficial owner is 1440 Coral Ridge Drive, #367, Coral Springs, Florida 33071.

--------------------------------------------------------- ----------------------------- ----------- ------------------
                    NAME AND ADDRESS                            NUMBER OF SHARES                       PERCENT OF
                                                               BENEFICIALLY OWNED                      OUTSTANDING
                                                                                                         SHARES
--------------------------------------------------------- ---------------------------- ------------------
Michel L. Marengere                                               6,609,038(1)                     18.1%
--------------------------------------------------------- ---------------------------- ------------------
Jacques R. Delorme                                                1,834,548(2)                      5.1%
--------------------------------------------------------- ---------------------------- ------------------
Scott Siegel                                                      2,152,866(3)                      6.0%
--------------------------------------------------------- ---------------------------- ------------------
Officers and Directors as a group (3 persons)                    10,596,4520(1)(2) 3)              28.8%
--------------------------------------------------------- ---------------------------- ------------------
3772-063 Canada Inc.                                              4,600,000                        12.8%
208 Sidney Cunningham
Beaconsfield, Quebec, Canada H9W 6E4
--------------------------------------------------------- ---------------------------- ------------------
9092-1172 Quebec Inc.                                             1,971,329                         5.5%
391 Rue D'Orleans
Saint-Lambert, Quebec, Canada J4S 1Y1
--------------------------------------------------------- ---------------------------- ------------------
9115-8154 Quebec Inc.                                             2,022,405                         5.6%
523 Cole Ste-Anne
Ste-Ann-de-Beaupres, Quebec, Canada G0A 3C0
--------------------------------------------------------- ---------------------------- ------------------
Louis R. Glaser                                                   2,500,000                         6.9%
74 Green Bush Crescent
Thornhill, Ontario, Canada L4J 5M5
--------------------------------------------------------- ---------------------------- ------------------
Robert C. Morgan                                                  2,000,000                         5.6%
6390 Plaster Mill Road
Victor, New York 14564
--------------------------------------------------------- ---------------------------- ------------------

(1) Consists of (a) 927,930 outstanding shares registered in the name of 3489566 Canada Inc. and 2,500,000 outstanding shares registered in the name of 9044-9273 Quebec Inc., corporations wholly-owned by Mr. Marengere, (b) 2,598,568 outstanding shares registered in the name of Wellgate International Inc., a corporation in which Mr. Marengere is a director and principal shareholder and in which he shares voting and investment powers, (c) 150,000 shares issuable upon exercise of presently exercisable options granted to Mr. Marengere and (d) 432,540 shares issuable upon exercise of presently exercisable warrants issued to Wellgate International, Inc. Mr. Marengere disclaims beneficial ownership of the securities owned by Wellgate International, Inc. except to the extent of his pecuniary interest in such corporation.

(2) Consists of (a) 1,579,453 outstanding shares registered in the name of 9073-3395 Quebec Inc., a corporation wholly-owned by Mr. Delorme, (b) 205,095 shares being held in escrow but issuable within 60 days to Servidel, Inc., a corporation wholly-owned by Mr. Delorme and (c) 50,000 shares issuable upon exercise of presently exercisable options granted to Mr. Delorme.

(3) Consists of (a) 801,200 outstanding share registered in the name of Mr. Siegel, (b) 401,666 outstanding shares registered in name of Martha Siegel, the spouse of Mr. Siegel, (c) 400,000 outstanding shares registered in the name of Joshua Siegel, the son of Mr. Siegel, (d) 400,000 outstanding shares registered in the name of Martha Siegel as custodian for Jordan Siegel, the son of Mr. Siegel, and (e) 150,000 shares issuable upon exercise of currently exercisable stock options. The shares described in (a) through (d) of this note have been pledged to Van-Dyne Crotty, Inc. to secure payment of the purchase price for the shares.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Effective September 30, 2003, we sold substantially all of the assets of our First Aid Direct wholesale first aid and supply business to VDC Safety and Supply LLC, a limited liability company controlled by Van-Dyne Crotty, Inc. At the time of the sale, Van-Dyne Crotty was a principal shareholder of First Aid Direct, and a majority of our board of directors were affiliates of Van-Dyne Crotty. The purchase price for the assets disposed of was $1,215,000. The purchase price was paid at closing. Approximately $215,000 of the purchase price was used to retire First Aid Direct's indebtedness to Key Bank. First Aid Direct also received those of its accounts receivable ($259,150 at June 30, 2003) collected by VDC First Aid and Safety Supply during the 120-day period following the closing. At closing, a $250,000 deposit against those accounts receivable was paid to First Aid Direct.

        The purchase price for the assets was supported by a valuation and fairness opinion received from Stenton Leigh Capital Corp., an unaffiliated financial consulting firm. Holders of more than a majority of our outstanding shares voted, in person or by proxy, in favor of the sale of assets at a meeting of shareholders held on September 30, 2003. The shares owned Van Dyne-Crotty and its affiliates were voted at the shareholders' meeting in the same proportion as the votes cast by the disinterested shareholders of First Aid Direct.

        Following the sale of assets, Van Dyne-Crotty and its affiliates sold 1,701,200 shares of our common stock, or approximately 50% of our then outstanding shares, to Scott Siegel and members of his immediate family. Mr. Siegel was our President, Chief Executive Officer and a director up until the time of closing. The shares were sold for an aggregate purchase price of $187,132, or approximately $.11 per share. A portion of the purchase price is evidenced by promissory notes issued to the sellers, and payment of the notes is secured by the shares sold to Mr. Siegel and his family.

        For each of the years ended December 31, 2003 and 2002, approximately $769,000 or 30% of revenue and $1,071,000 or 32% of revenue, respectively, was derived from sales to Van-Dyne Crotty, Inc., our former majority stockholder. From February 2002 until September 20, 2003, we granted the stockholder a five percent discount from previous price levels to meet competitive market prices and the increasing volume of purchases being made by the stockholder.

        On October 31, 2003, a change in control of Total First Aid, Inc. occurred when we issued 26,692,285 shares of our common stock in exchange for substantially all of the issued and outstanding capital stock of 3323455 Canada Inc. An additional 3,626,202 shares of our common stock are subject to issuance to certain Quebec residents who are shareholders of 3323455 Canada Inc. at such time as the Quebec Securities Administration approves such issuance, whereupon 3323455 Canada Inc. will become our wholly owned subsidiary. Contemporaneous with the share exchange, we acquired all of the outstanding shares of Kischi Konsulting, Inc., 2906694 Canada Inc. and 3054276 Canada Inc. for 4,000,000 shares of our common stock and CDN$1,500,000. Affiliates of Michel L. Marengere, our Chief Executive Officer and a director, received 3,427,930 shares of our common stock as consideration for their interest in the acquired companies. Affiliates of Jacques R. Delorme, our Vice President and a director, received 1,784,548 shares of our common stock as consideration for their interest in the acquired companies.


        In addition, during the fiscal year ended December 31, 2003, our subsidiary 3323455 Canada Inc., incurred expenses totaling $195,578 as a result of advances made to it by an affiliate of Michel Marengere, our Chief Executive Officer. Subsequent to December 31, 2003, this indebtedness was satisfied by the issuance of 782,312 shares of our common stock and warrants to purchase 391,156 additional shares to Wellgate International Inc., Mr. Marengere's affiliate, in the private placement described in the next paragraph.

        In February 2004, we completed a private placement of an aggregate of 3,925,080 shares of our common stock, for an aggregate purchase price of $981,270 or $.25 per share. For each two shares purchased, investors were also issued a warrant to purchase one additional share of common stock. Each warrant entitles the holder to purchase one share of common stock for a period of three years, at an exercise price of $.30 per share. Among the purchasers in this offering was Wellgate International, Inc., an affiliate of Michel L. Marengere, our Chief Executive Officer. Wellgate, which purchased 865,080 shares and 432,540 warrants for a purchase price of $216,258, participated in the offering on the same terms and conditions as other investors. $195,578 of the purchase price was paid by offsetting an indebtedness in like amount due from 3323455 Canada Inc. to Mr. Marengere. The shares and warrants were sold pursuant to the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder.

                                     PART IV

                     EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a) The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

            i.   Report of Independent Certified Public Accountants

            ii.  Consolidated balance sheet as of December 31, 2003

            iii. Consolidated statements of operations for the years ended
                 December 31, 2002 and 2003

            iv. Consolidated statements of shareholders' equity for the years ended December 31, 2002 and 2003

            v. Consolidated statements of cash flows for the years ended December 31, 2002 and 2003

            vi.  Notes to consolidated financial statements.

        (b) The following Exhibits are filed as part of this Report on Form 10-KSB:

Exhibit No.                                   Exhibit Description
---------------------- ----------------------------------------------------------------------------------------------
2.1                    Asset Purchase  Agreement dated August 29, 2003 between First Aid Direct,  Inc. and VDC First
                       Aid & Safety Supply, LLC (1)
---------------------- ----------------------------------------------------------------------------------------------
2.2                    Share  Exchange  Agreement  dated  October 20, 2003  between  Total First Aid,  Inc.  and the
                       Shareholders of 3323455 Canada Inc. (2)
---------------------- ----------------------------------------------------------------------------------------------
2.3                    Share  Purchase  Agreement  dated  September  30, 2003 between  3323455  Canada  Inc.,  David
                       Vincent,  Jocelyn Mulder,  Yvon Dompierre,  3563405 Canada Inc.,  3563456 Canada Inc.,  Kishi
                       Konsulting Inc., 2906694 Canada Inc. and 3054276 Canada Inc. (3)
---------------------- ----------------------------------------------------------------------------------------------
2.4                    Asset  Purchase  Agreement  dated  November  14,  2003  between  Total First Aid,  Inc.,  and
                       Roehampton Aid Corp. (4)
---------------------- ----------------------------------------------------------------------------------------------
3.1.1                  Articles of Incorporation (5)
---------------------- ----------------------------------------------------------------------------------------------
3.1.2                  Articles of Amendment dated December 5, 1997
---------------------- ----------------------------------------------------------------------------------------------
3.1.3                  Articles of Amendment dated January 24, 2000
---------------------- ----------------------------------------------------------------------------------------------
3.1.4                  Articles of Amendment dated October 27, 2003
---------------------- ----------------------------------------------------------------------------------------------
3.2                    By-Laws
---------------------- ----------------------------------------------------------------------------------------------
10.1                   Consulting Agreement dated as of November 1, 2003 with Michel L. Marengere* **
---------------------- ----------------------------------------------------------------------------------------------
10.2                   Consulting Agreement dated as of November 1, 2003 with Jacques R. Delorme* **
---------------------- ----------------------------------------------------------------------------------------------
10.3                   Consulting Agreement dated as of November 1, 2003 with Scott Siegel* **
---------------------- ----------------------------------------------------------------------------------------------
31.1                   CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
---------------------- ----------------------------------------------------------------------------------------------
31.2                   CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
---------------------- ----------------------------------------------------------------------------------------------
32.1                   CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------- ----------------------------------------------------------------------------------------------
32.2                   CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------- ----------------------------------------------------------------------------------------------

(1) Incorporated by reference to Appendix A to the registrant's definitive proxy statement filed September 15, 2003.
(2) Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed November 11, 2003.
(3) Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed November 11, 2003.
(4) Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 23, 2003.
(5) Incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form 10SB filed May 15, 2000.

*       Filed herewith
**      Compensatory Agreement.

        (c) During the last quarter of the fiscal year ended December 31, 2003, the Company filed no reports on Form 8-K, except that:

            i. On October 7, 2003, we filed a Current Report on Form 8-K to report that, effective as of the close of business on September 30, 2003, we completed the sale of substantially all of our assets to VDC First Aid and Safety Supply, LLC;

            ii. On November 10, 2003, we filed a Current Report on Form 8-K to report that, on October 31, 2003, we completed the acquisition of all of the outstanding capital stock of 3323455 Canada Inc. and its subsidiaries; and

            iii. On December 23, 2003, we filed a Current Report on Form 8-K to report that, on December 19, 2003, we completed the sale of the assets of our Roehampton Supply and Total First Aid product lines to Roehampton Aid Corp.

                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table shows the fees that we paid or accrued for the audit and other services provided by Margolies, Fink & Wichrowski for the 2003 and 2002 fiscal year.

                              Fiscal 2003                     Fiscal 2002
                              -----------                     -----------
Audit Fees                        $19,376                         $25,338
Audit-Related Fees                  6,157                               0
Tax Fees                            2,000                           2,000
All Other Fees                          0                               0
                                  -------                         -------
Total                             $27,533                         $27,338
                                  =======                         =======

        Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

        Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

        Tax Fees -- This category consists of professional services rendered by Margolies, Fink & Wichrowski for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

        All Other Fees -- This category consists of fees for other miscellaneous items.

        The Board of Directors has adopted a procedure for pre-approval of all fees charged by Margolies, Fink & Wichrowski, the Company's independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to Margolies, Fink & Wichrowski with respect to fiscal year 2003 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Coral Springs, Florida on the 30th day of March 2004.

                                TOTAL FIRST AID, INC.

                                By: /s/ Michel L. Marengere
                                    --------------------------------------------
                                    Michel L. Marengere, Principal Executive
                                    Officer


                                By: /s/ Jeffrey Tabin
                                    --------------------------------------------
                                    Jeffrey Tabin, Chief Financial Officer




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                          Date
         ---------                        -----                          ----
/s/ Michel L. Marengere          Chairman of the                         March 30, 2004
---------------------------      Board of Directors, Chief
Michel L. Marengere              Executive Officer, and
                                 Director

/s/ Jacques R. Delorme           Vice President and                      March 30, 2004
---------------------------      Director
Jacques R. Delorme

/s/ Scott Siegel                 Director                                March 30, 2004
------------------
Scott Siegel

/s/ Jeffrey Tabin                Chief Financial Officer                 March 30, 2004
------------------
Jeffrey Tabin

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                  F-3

         Consolidated Statements of Operations                       F-4

         Consolidated Statements of Stockholders' Equity             F-5

         Consolidated Statements of Cash Flows                       F-6

         Notes to Consolidated Financial Statements               F-7 - F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Total First Aid Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheet of Total First Aid Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Total First Aid Inc. and Subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolies, Fink & Wichrowski

Pompano Beach, Florida
February 26, 2004

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                                     ASSETS

Current assets:
   Cash                                                             $   337,491
   Accounts receivable - trade                                        1,502,749
   Accounts receivable - other                                           34,785
   Prepaid expenses                                                      79,313
                                                                    -----------
     Total current assets                                             1,954,338
                                                                    -----------

Property and equipment, net                                              27,748
Goodwill                                                              1,555,682
                                                                    -----------
                                                                    $ 3,537,768
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                            $ 1,682,375
   Accounts payable - stockholders                                      380,888
   Loan payable to bank                                                   3,857
   Income taxes payable                                                  92,162
                                                                    -----------
     Total current liabilities                                        2,159,282
                                                                    -----------
Commitments and contingencies                                              --

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 34,677,285 issued and outstanding                       34,677
   Common stock to be issued                                            703,700
   Additional paid-in capital                                           896,766
   Retained (deficit)                                                  (243,173)
   Accumulated other comprehensive loss                                 (13,484)
                                                                    -----------
       Total stockholders' equity                                     1,378,486
                                                                    -----------
                                                                    $ 3,537,768
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                           2003            2002
                                                       ------------    ------------
Consulting revenues                                    $  1,378,070    $         --

Direct expenses                                           1,258,123              --
                                                       ------------    ------------
     Gross profit                                           119,947              --

Selling, general and administrative expenses                337,201         290,000
                                                       ------------    ------------

Loss from continuing operations before income taxes        (217,254)       (290,000)

Provision (benefit) for income taxes                         25,553        (109,127)
                                                       ------------    ------------
Loss from continuing operations                            (242,807)       (180,873)
                                                       ------------    ------------
Discontinued operations:
   Income (loss) from discontinued operations,
     less applicable income taxes of
     $(114,359) and $109,127, respectively                 (189,912)        314,882

   Gain on disposal of discontinued operations, less
     applicable income taxes of $114,359                    189,546              --
                                                       ------------    ------------
     Total discontinued operations                             (366)        314,882
                                                       ------------    ------------
Net income (loss)                                      $   (243,173)   $    134,009
                                                       ============    ============
Net income (loss) per common share:

     Continuing operations                             $       (.01)   $       (.01)
     Discontinued operations                                     --             .01
                                                       ------------    ------------
       Net income (loss) per common share              $       (.01)   $         --
                                                       ============    ============
       Weighted average number of shares -
          Basic and diluted, restated                    31,345,778      30,677,285
                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                             Common         Common     Additional      Retained     Accumulated        Total
                               Number of     Stock -       Stock To      Paid-in       Earnings    Comprehensive   Stockholders'
                                Shares      Par Value     Be Issued      Capital       (Deficit)    Income (Loss)      Equity
                              ----------   -----------   -----------   -----------    -----------  --------------  -------------
Balance, January 1, 2002       3,985,000   $     3,985   $        --   $ 1,604,127    $  (773,734)   $        --    $   834,378
Recapitalization              26,692,285        26,692            --    (1,143,361)       639,725             --       (476,944)
Net income                            --            --            --            --        134,009             --        134,009
                              ----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2002,
  restated                    30,677,285        30,677            --       460,766             --             --        491,443
Common stock issued to
  acquire subsidiary           4,000,000         4,000            --       436,000             --             --        440,000
Common stock sold                     --            --       703,700            --             --             --        703,700
Comprehensive loss:
   Foreign currency
     translation gain (loss)          --            --            --            --             --        (13,484)       (13,484)
Net loss                              --            --            --            --       (243,173)            --       (243,173)
                              ----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2003    34,677,285   $    34,677   $   703,700   $   896,766    $  (243,173)   $   (13,484)   $ 1,378,486
                              ==========   ===========   ===========   ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                           2003           2002
                                                                        -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                  $  (243,173)   $   134,009
                                                                        -----------    -----------
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                                            1,301         27,429
     Gain on sale of discontinued operations                               (303,905)            --
     Provision for doubtful accounts                                        (12,000)        (8,000)
     Inventory valuation allowance                                           (9,000)       (11,000)
     Change in assets and liabilities, net of
        effects of acquisition and dispositions:
        (Increase) decrease in accounts receivable                          399,158        (29,847)
        (Increase) decrease in inventories                                  116,611        (24,908)
        (Increase) decrease) in prepaid expenses                             14,552        (51,776)
        Increase (decrease) in accounts payable and
          accrued expenses                                                 (462,507)       (51,645)
                                                                        -----------    -----------
           Total adjustments                                               (255,790)      (149,747)
                                                                        -----------    -----------
     Net cash used for operating activities                                (498,963)       (15,738)
                                                                        -----------    -----------
Cash flows from investing activities:
     Purchase of equipment                                                   (7,019)      (101,487)
     Proceeds from sale of discontinued operations                        1,249,383             --
     Acquisition of subsidiary                                           (1,115,682)            --
                                                                        -----------    -----------
     Net cash used for investing activities                                 126,682       (101,487)
                                                                        -----------    -----------
Cash flows from financing activities:
     Proceeds from sale of common stock                                     703,700             --
                                                                        -----------    -----------
     Net cash provided by financing activities                              703,700             --
                                                                        -----------    -----------
Net increase (decrease) in cash                                             331,419       (117,225)
Cash at beginning of period                                                   6,072        123,297
                                                                        -----------    -----------
Cash at end of period                                                   $   337,491    $     6,072
                                                                        ===========    ===========
Supplement disclosures of cash flow information:
     Cash paid for interest                                             $     2,062    $       331
                                                                        ===========    ===========

                 See accompanying notes to financial statements.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Presentation

     On October 31, 2003, the stockholders of 3323455 Canada Inc. ("3323"), a Canadian company, exchanged all of their issued and outstanding shares for shares of Total First Aid, Inc. The exchange was accounted for as a recapitalization of the Company, wherein the shareholders of 3323 retained the majority of the outstanding stock of Total First Aid, Inc. after the merger. (see Note 2) At the time of the acquisition, both companies were substantially inactive. Collectively, 3323 and Total First Aid, Inc. are know as the "Company".

     Additionally on October 31, 2003, the Company acquired Kischi Konsulting Inc., 2906694 Canada Inc., and 3054276 Canada Inc, all Canadian companies, which was accounted for as a purchase and are now wholly-owned subsidiaries of the Company.

     The consolidated Statements of Operations and Cash Flows present the operations of the Company, and the acquired subsidiaries from date of acquisition. The operations of Total First Aid, Inc. that were sold during the year 2003 have been reflected in discontinued operations. Certain expenses, totaling $749,090, incurred by 3323 as part of the acquisition and reorganization have been included as recapitalization costs and reflected in the Statement of Stockholders' Equity.

     During the year ended December 31, 2003, First Aid Direct, Inc. changed its name to Total First Aid Inc.

     All amounts included in the consolidated financial statements are reflected in US dollars, except where it is indicated as Canadian dollars (CDN).

     (b)  Business

     As a result of the acquisition of our Canadian subsidiaries, the Company is now in the business of providing a range of information technology consulting and outsourcing services designed to enhance clients' business performance through the efficient and effective use of information technology.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, Kischi Konsulting Inc., 2906694 Canada Inc., and 3054276 Canada Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (d)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

     (e)  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (f)  Property and Equipment

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

     (g) Goodwill
     Goodwill represents the excess of cost over fair value of net assets acquired through December 31, 2003. The Company had previously adopted SFAS 142 effective January 1, 2002. With the adoption of SFAS 142, goodwill is not subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company performed an additional fair-value based impairment test as of December 31, 2003, and no impairment charge was deemed necessary.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (h)  Revenue Recognition

     The Company recognizes revenue at the time the services are rendered and reasonable assurance exists as to the measurement of the consideration derived from the rendering of the services.

     (i)  Advertising

     Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2003 and 2002 were approximately $20,000 and $22,000, respectively.

     (j) Long-lived assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized by comparing the fair value of assets to their carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell. The Company has determined that no impairment losses need to be recognized through the fiscal year ended December 31, 2003.

     (k)  Income Taxes

     The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Canadian subsidiaries. The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, ("Accounting For Income Taxes"), which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (l)  Net Income (Loss) Per Common Share

     The Company has adopted SFAS No. 128, ("Income Per Share"), which requires the reporting of both basic and diluted income per share. Basic net income
     (loss) per share is determined by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

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

     (n)  Foreign Currency Translation

     The accounts of the Company's foreign subsidiaries are translated into U.S. dollars. For subsidiaries where the functional currency is other than the U.S. dollar, balance sheet accounts are translated at the exchange rate in effect at the end of the year. Income and expense accounts are translated at the average exchange rates in effect during the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity ("other comprehensive income (loss)"). Realized foreign currency transaction gains and losses are included in operations.

     (o)  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), amends SFAS 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

(2)  DISPOSITIONS AND ACQUISITIONS

Sale of Discontinued Operations
-------------------------------

Effective as of the close of business on September 30, 2003, First Aid Direct, Inc. completed the sale of substantially all of its assets to VDC First Aid and Safety Supply, LLC, a related party. The assets disposed of were those related to First Aid Direct's wholesale first aid and safety supply business. VDC First Aid and Safety Supply is an affiliate of Van Dyne-Crotty, Inc., who, along with its affiliates, were principal shareholders of First Aid Direct. The sale of assets was made pursuant to the terms and conditions of an Asset Purchase Agreement entered into on August 29, 2003. Following the closing, First Aid Direct continued to distribute its Total First Aid and Roehampton Supply product lines. First Aid Direct changed its name to Total First Aid, Inc. on September 30, 2003.

The purchase price for the assets disposed of is $1,215,000 and was paid at closing. Approximately $215,000 of the purchase price was used to retire the Company's indebtedness to Key Bank. The Company was also entitled to receive its accounts receivable ($259,150) collected by VDC First Aid and Safety Supply during the 120-day period following the closing. At closing, a $250,000 deposit against those accounts receivable was paid to the Company. The Company has recorded a gain on the sale of this product line of approximately $672,000. The purchase price for the assets was supported by a valuation and fairness opinion received from an unaffiliated financial consulting firm.

On October 26, 2003 the Company transferred approximately $103,000 of fixed assets to VanDyne Crotty in exchange for VanDyne Crotty assuming the existing facility lease, which would have obligated the Company in the amount of $675,000, over the remaining lease term (four years and four months). The transaction resulted in a loss of $103,000 to the Company.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(2)  ACQUISITIONS AND DISPOSITIONS (Continued)

On December 19, 2003, the Company disposed of the assets comprising the Roehampton Supply Product line and the Total First Aid product line to Roehampton Aid Corp. Roehampton Aid Corp. assumed all of the liabilities of Total First Aid relating to the assets assigned, including all obligations associated with the current employees of the operations transferred, and outstanding purchase orders. The Company has recorded a loss on the disposition of these assets of approximately $265,000.

The Company has reported a net gain on these transactions of approximately $304,000, before income taxes, in discontinued operations on their statement of operations.

Acquisition of Subsidiaries
---------------------------

On October 31, 2003, the Company consummated the acquisition of 3323455 Canada Inc. ("3323"). Simultaneous with the acquisition, 3323 acquired Kischi Konsulting Inc. ("Kischi"), 3054276 Canada Inc. ("3054") and 2906694 Canada Inc. ("Centos"). The acquisition of 3323 was effected through a securities exchange agreement in which the Company issued 26,692,285 shares of its common stock for all of the issued and outstanding shares of 3323. This acquisition has been accounted for as a recapitalization of the Company. (see Note 1(a))

Kischi, 3054 and Centos were acquired for 4,000,000 shares ($440,000) of the Company's common stock, and cash in the amount of $1,115,682. The cash portion of the acquisition of Kischi and the other companies was derived from a private placement of units of securities of the Company, as well as cash on hand. (see
Note 8) The purchase price for the acquisitions resulted from arms-length bargaining among the parties, and there was no prior affiliation or relationship among management of the Company and the acquired companies. The Company has accounted for this acquisition as a purchase.

The goodwill recognized at acquisition represents the actual stock issued and cash paid in excess of the fair market value of all the net assets acquired in the transaction.

The following unaudited proforma information has been prepared assuming Kischi had been acquired as of the beginning of the period presented. The proforma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the proforma information is not intended to be a projection of future results.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(2) ACQUISITIONS AND DISPOSITIONS (Continued)

     Proforma Information (unaudited)

        Consulting revenues                                       $ 6,456,000
        Net income from continuing operations                          24,000
        Earnings per share from continuing operations                      --

(3)  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation as of December 31, 2003:
                                                                      Estimated
                                                                    Useful Lives
                                                                    ------------
                  Furniture and equipment            $   58,348       5 years
                  Less accumulated depreciation         (30,600)
                                                     ----------
                                                     $   27,748
                                                     ==========

Depreciation expense for the year ended December 31, 2003 was $1,301.

(4)  LINES OF CREDIT

The Company's Canadian subsidiaries have two bank lines of credit available as of December 31, 2003. One subsidiary has an authorized bank loan of $10,000
(CDN) of which $3,857 (US) is outstanding as of December 31, 2003. The loan bears interest at Canadian prime (2.66% at December 31, 2003) plus 2.5%, and is renegotiable on an annual basis. The loan is guaranteed by a shareholder of the Company up to a maximum of $45,000 (CDN).

The other subsidiary has an authorized bank line of credit of $250,000 (CDN), carrying interest at Canadian prime rate plus 1.5%. The line is secured by accounts receivable and a Joint suretyship by both directors for the amount of the loan. Under the provisions of the bank loan the subsidiary is committed to maintain a working capital ratio greater than 1.20 and a net worth of $250,000
(CDN). There was no amount outstanding on this line of credit as of December 31, 2003.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(5)  COMMITMENTS AND CONTINGENCIES

Leases
------

The Company's Canadian subsidiary has entered into a long-term lease agreement expiring in July 2007 which calls for lease payments of $128,725 for the rental of a building. The minimum lease payments for the next four years are $35,926 annually in 2004, 2005, 2006 and $20,957 in 2007.

The Company's Canadian subsidiary has entered into another long-term lease agreement expiring in May 2007 which calls for lease payments of $9,153 for the rental of office equipment. The minimum lease payments for the next four years are $2,615 annually in 2004, 2005 2006 and $1,308 in 2007.

Contingency
-----------

Effective November 1, 2003 the Company has engaged a consultant for a term of twelve months at a rate of $66,000 per annum, with one twelve month renewal option.

(6) RELATED PARTY TRANSACTIONS

Consulting Agreements
---------------------

Effective November 1, 2003 the Company entered into a consulting agreement with the C.E.O. for two years at a rate of $240,000 per annum, with a one year renewal option. The Company also entered into consulting agreements with an officer and director for two twelve month periods at a rate of $150,000 per annum, with a twelve month renewal option, and a director for two twelve (12) month periods providing for consulting services at a rate of $90,000 per annum, with a twelve month renewal option.

In addition, the Company has entered into three individual consulting agreements with shareholders of the Company who provide consulting services to the Company's Canadian subsidiaries. The agreements provide for total compensation of $440,000 (CDN) for a twelve month period, with an option of an additional twelve months.

Sales to Prior Stockholder
--------------------------

During the year ended December 31, 2003, approximately $769,000 or 30% of revenue, and during the year ended December 31, 2002, approximately $1,071,000 or 32%, of revenue was derived from sales to the majority stockholder which acquired the retail operations on December 16, 1999, and maintains a five year product supply agreement with the majority stockholder. In February 2002, the Company granted, and continued to grant the stockholder a five percent discount from previous price levels to meet competitive market prices and the increasing volume of purchases being made by the stockholder, until the sale on September 30, 2003. (see Note 2)

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(6)  RELATED PARTY TRANSACTIONS (Continued)

Other
-----

During the year, one of the Company's subsidiaries incurred management fees of $41,205 with companies owned by the prior directors. These transactions are included in the normal course of operations and measured at the exchange amount, which is the amount established and accepted by the parties.

In addition, another of the Company had the following transactions and balances with related parties:

            Expense reimbursement to its director for
            expenditures made on behalf of the Company               $ 18,814

            Amount included in accounts payable and accrued
            expenses owed to its director and companies controlled
            by the director. This balance was satisfied with common
            stock of the Company subsequent to December 31, 2003.    $195,578

(7)  INCOME TAXES

The components of the provision for income taxes (benefit) provided on continuing operations are:

                                  Current        Deferred        Total
                                 ---------      ----------     ---------
Year ended December 31, 2003
         Federal                 $      --      $       --     $      --
         State                          --              --            --
         Foreign                    25,553              --        25,553
                                 ---------      ----------     ---------

                  Total          $  25,553      $       --     $  25,553
                                 =========      ==========     =========

Year ended December 31, 2002
         Federal                 $ (98,600)     $       --     $ (98,600)
         State                     (10,527)             --       (10,527)
         Foreign                        --              --            --
                                 ---------      ----------     ---------

                  Total          $(109,127)     $       --     $(109,127)
                                 =========      ==========     =========

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(7) INCOME TAXES (CONTINUED)

The components of the provision for income taxes (benefit) provided on total discontinued operations on a net basis are:

                                  Current       Deferred        Total
                                 ---------      ---------     ---------

Year ended December 31, 2003
         Federal                 $  (3,621)     $   3,621     $      --
         State                        (387)           387            --
         Foreign                        --             --            --
                                 ---------      ---------     ---------

                  Total          $  (4,008)     $   4,008     $      --
                                 =========      =========     =========

Year ended December 31, 2002
         Federal                 $  98,600      $      --     $  98,600
         State                      10,527             --        10,527
         Foreign                        --             --            --
                                 ---------      ---------     ---------

                  Total          $ 109,127      $      --     $ 109,127
                                 =========      =========     =========

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                  2003          2002
                                                                --------      --------
     Tax provision at the statutory rate of 34%                 $(74,000)     $ 45,000
     State income taxes, net of federal income tax                    --         7,000
     Benefit of net operating loss carryforward                       --       (28,000)
     Increase(decrease) in deferred tax valuation allowance      113,000       (39,000)
     Foreign income taxes                                         26,000            --
     Other                                                       (39,000)       15,000
                                                                --------      --------

                                                                $ 26,000      $     --
                                                                ========      ========

The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2003 and 2002 are as follows:

                                                       2003            2002
                                                   -----------      -----------

     Net operating loss carryforward - U.S.        $    87,000      $    24,000
     Net operating loss carryforward - Foreign       1,121,000
     Accounts receivable allowance                          --            3,000
     Inventory valuation allowance                          --            3,000
     Start-up costs                                         --          (18,000)
     Depreciation and amortization                      (2,000)          (9,000)
     Less valuation allowance,
       acquired foreign NOL                         (1,090,000)              --
     Less valuation allowance, other                  (116,000)          (3,000)
                                                   -----------      -----------

       Net deferred tax asset                      $        --      $        --
                                                   ===========      ===========

As of December 31, 2003, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established. The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was a $1,203,000 increase and a $39,000 decrease, respectively.

At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $256,000, which are available to offset future taxable income, if any, through 2023.

At December 31, 2003, the Company had net operating loss carryforwards for foreign income tax purposes of approximately $3,190,000, which are available to offset future taxable income of a single foreign subsidiary, if any, through 2010.

(8)  COMMON STOCK

On October 31, 2003 the Total First Aid, Inc. authorized the issuance of 26,692,285 shares of its common stock in exchange for all of the issued and outstanding shares of 3323455 Canada Inc. (see Note 2) The Company then issued 4,000,000 shares of its common stock to acquire the additional Canadian subsidiaries as detailed in Note 2.

As of February 18, 2004, 3,626,202 shares of common stock had not yet been issued by the transfer agent to the shareholders in the province of Quebec as they are pending regulatory approval by the Quebec Securities Commission.

The Company has sold through a "Securities Purchase Agreement" a total of 2,815,000 shares ($703,700) of its common stock at $.25 per share. Each share of common stock purchased entitles the shareholder to one-half a warrant, exercisable at $.30 per share for a period of three years, expiring on October 30, 2006. The warrants are immediately exercisable. These shares have been issued subsequent to December 31, 2003.

In addition, the Company has sold an additional 1,110,080 shares ($277,520) subsequent to December 31, 2003.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(9) STOCK OPTIONS

On October 31, 2003, the Company issued to key members of management options to purchase 1,000,000 shares of common stock at $.30 per share. The exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. The options vest immediately and expire in three years from the grant date.

A summary of the Company's stock options is detailed as follows:

                                            Number
                                          of Shares     Wtd. Avg.  Price
                                          ---------     ----------------

     Outstanding at January 1, 2002              --
        Granted                                  --
        Exercised                                --
                                          ---------

     Outstanding at December 31, 2002            --
        Granted                           1,000,000        $   0.30
        Exercised                                --
                                          ---------

     Outstanding at December 31, 2003     1,000,000        $   0.30
                                          =========

The following table summarizes additional information about all of the stock options outstanding at December 31, 2003:

                                      Outstanding options                        Exercisable options
                            ---------------------------------------------    ---------------------------
                                           Weighted
                                            Average
          Range of                         remaining            Weighted                      Weighted
      exercise price          Shares      life (years)         avg. price       Shares        avg. price
      --------------        ---------     ------------         ----------     ---------       ----------
          $ 0.30            1,000,000         2.83               $ 0.30       1,000,000         $ 0.30

The weighted average Black-Scholes value of options granted during 2003 was $.66 per option. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(9)  STOCK OPTIONS (Continued)

                                             Year Ended            Year Ended
                                         December 31, 2003     December 31, 2002
                                         -----------------     -----------------

     Net loss to common shareholders -
              As reported                   $  (243,173)          $   134,009
                                            ===========           ===========

              Pro forma                     $  (603,173)          $   134,009
                                            ===========           ===========

     Basic and diluted loss per share -
              As reported                   $      (.01)          $       .01
                                            ===========           ===========

              Pro forma                     $      (.02)          $       .01
                                            ===========           ===========

For purposes of the preceding pro forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003: no dividend yield; volatility of 126.7; risk-free interest rate of 4% and an expected term of five years.

(10)  CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCY

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company maintains deposit balances at financial institutions that, from time to time during the year, may exceed federally insured limits. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

The Company's operating subsidiary in Canada derives approximately 75-80% of its consulting revenues from the Canadian federal government, through various contracts with different agencies. Approximately 40% of the revenues the subsidiaries generated during the fiscal year ended December 31, 2003 were with one agency within the Canadian government.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments as of December 31, 2003. No allowance for doubtful accounts has been provided on the trade accounts receivable.

                      TOTAL FIRST AID INC. AND SUBSIDIARIES

(12) DISCONTINUED OPERATIONS

The following table reflects information for the years ended December 31, 2003 and 2002 regarding the Company, before the change in presentation for the sale of the discontinued operations:

                                                    2003                2002
                                                 ----------          ----------
     Sales                                       $2,583,000          $3,343,000
     Cost of goods sold                           1,786,000           2,279,000
     Gross profit                                   797,000           1,064,000
     Selling, general and administrative          1,286,000             930,000