Form 10QSB
period 2004-03-31
TOTAL FIRST AID INC
filed 2004-05-17
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: MARCH 31, 2004
                                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _____to______

Commission file number: 0-30629
                        -------



                             TOTAL FIRST AID, INC.
                 (Name of small business issuer in its charter)


             FLORIDA                                     65-0729332
             -------                                     ----------
      (State of incorporation)                (IRS employer Ident. No.)

                       21218 Saint Andrews Boulevard,#509
                              Boca Raton, FL 33433
                                  561 912-9977
                                 --------------
          (Address and telephone number of principal executive offices)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2004: 38,325,266 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                              TOTAL FIRST AID, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2004



PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

   Condensed Consolidated Balance Sheet (Unaudited)
       as of March 31, 2004                                     Page 3

   Condensed Consolidated Statements of Operations (Unaudited)
       for the three months ended March 31, 2004 and 2003       Page 4

   Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the three months ended March 31, 2004 and 2003       Page 5

   Notes to Condensed Consolidated Financial Statements         Page 6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION

Item 3.    Controls and Procedures

PART II.   OTHER INFORMATION

Item 2.    Sale of Stock

Item 6.    Exhibits and Reports on Form 8-K.

                      TOTAL FIRST AID, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004


Current assets:
     Cash                                                   $   343,131
     Accounts receivable - trade                              1,797,729
     Prepaid expenses                                           101,415
                                                            -----------
        Total current assets                                  2,242,275
                                                            -----------

     Property and equipment net                                  38,645
     Goodwill                                                 1,555,682

                                                            -----------
          Total assets                                      $ 3,836,602
                                                            ===========

Current liabilities
     Accounts payable and accrued expenses                  $ 1,675,500
     Accounts payable - stockholders                            376,587
     Income taxes payable                                           844
                                                            -----------
         Total current liabilities                            2,052,931
                                                            -----------

Stockholders' equity
     Capital stock, $.001 par value; 50,000,000 shares           38,618
        authorized; 38,618,365 issued and outstanding
     Additional Paid-in capital                               1,888,045
     Capital stock not issued                                   299,988
     Retained deficit                                          (432,538)
     Accumulated other comprehensive loss                       (10,442)
                                                            -----------

     Total stockholders' equity                               1,783,671
                                                            -----------

          Total liabilities and stockholders' equity        $ 3,836,602
                                                            ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TOTAL FIRST AID, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                     2004              2003
                                                 ------------      ------------

Consulting revenue                               $  2,271,926      $       --

Direct expenses                                     2,075,906              --
                                                 ------------      ------------

   Gross profit                                       196,020              --

Selling, general and administrative expenses          385,385            80,000
                                                 ------------      ------------
    Loss from continuing operations                  (189,365)          (80,000)

Loss from discontinued operations                        --             (23,288)
                                                 ------------      ------------
    Loss before provision for income taxes           (189,365)          (56,712)

Provision for Income taxes                               --                --
                                                 ------------      ------------
Net loss                                         $   (189,365)     $    (56,712)
                                                 ============      ============



Net loss per common share:


   Continuing operations                         $       (.01)     $       --

   Discontinued operations                               --                --
                                                 ------------      ------------

     Net loss per common share                   $       (.01)     $       --
                                                 ============      ============

   Weighted average number of common shares -
        Basic and diluted, restated                37,275,799        30,677,285
                                                 ============      ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TOTAL FIRST AID, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                        2004           2003
                                                                      ---------      ---------
Cash flow from operating activities:
   Net loss                                                           $(189,365)     $ (56,712)
                                                                      ---------      ---------

Adjustments to reconcile net loss to net cash used by operations
     Depreciation and amortization                                        1,890          8,346

     Foreign exchange gain                                                3,042           --
Changes, net of acquisition:
     Increase in accounts receivable                                   (260,195)        (9,674)
     Increase in inventories                                                --        (224,783)
     (Increase) decrease in prepaid expenses                            (22,102)        10,197
     Increase (decrease) in accounts payable and accrued expenses      (102,494)       106,225
                                                                      ---------      ---------

        Total adjustments                                              (379,859)      (109,689)
                                                                      ---------      ---------

              Net cash used by operations                              (569,224)      (166,401)
                                                                      ---------      ---------

Cash flows from investing activities:
     Purchase of equipment                                              (12,787)       (36,531)
                                                                      ---------      ---------

Cash flows from financing activities:
     Borrowings (repayment) on line of credit                            (3,857)       200,000

     Sale of common stock from private placements                       591,508           --
                                                                      ---------      ---------

Net increase (decrease) in cash                                           5,640         (2,932)

Cash at beginning of period                                             337,491          6,071
                                                                      ---------      ---------

Cash at end of period                                                 $ 343,131      $   3,139
                                                                      =========      =========

Cash paid for interest                                                $     555      $     920
                                                                      =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TOTAL FIRST AID, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Total First Aid, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes for the year ended December 31, 2003 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2004 and December 31,2003 are herein referred to as "fiscal 2004" and "fiscal 2003", respectively.


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

On October 31, 2003, the stockholders of 3323455 Canada Inc. ("3323"), a Canadian company, exchanged all of their issued and outstanding shares for shares of Total First Aid, Inc. The exchange was accounted for as a recapitalization of the Company, wherein the shareholders of 3323 retained the majority of the outstanding stock of Total First Aid, Inc. after the merger. (see Note 2) At the time of the acquisition, both companies were substantially inactive. Collectively, 3323 and Total First Aid, Inc. are know as the "Company". Additionally on October 31, 2003, the Company acquired Kischi Konsulting Inc., 2906694 Canada Inc., and 3054276 Canada Inc, all Canadian companies, which was accounted for as a purchase and were wholly-owned subsidiaries of the Company. The consolidated Statements of Operations and Cash Flows present the operations of the Company, and the acquired subsidiaries from date of acquisition. The operations of Total First Aid, Inc. that were sold during the year 2003 have been reflected in discontinued operations. Certain expenses, totaling $749,090, incurred by 3323 as part of the acquisition and reorganization have been included as recapitalization costs and reflected in the Statement of Stockholders' Equity. During the year ended December 31, 2003, First Aid Direct, Inc. changed its name to Total First Aid Inc. All amounts included in the consolidated financial statements are reflected in US dollars, except where it is indicated as Canadian dollars (CDN).

Effective March 31, 2004 3054276 Canada Inc. ("3054") and 2906694 Canada Inc. ("Centos") were "wound up" into 3323555 Canada Inc ("3332") pursuant to and in compliance with Canadian Tax regulations. As a result of this action the corporate existence of 3054276 Canada Inc, ("3054") and 2906694 Canada Inc. ("Centos") ceased.

(b)  Business

As a result of the acquisition of our Canadian subsidiary (Kishi Konsulting Inc.), the Company is now in the business of providing a range of information technology consulting and outsourcing services designed to enhance

                       TOTAL FIRST AID INC. AND SUBSIDIARY
clients' business performance through the efficient and effective use of information technology.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company (Total First Aid Inc. and 3323455 Canada Inc.) and its subsidiary, Kischi Konsulting Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

(f) Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through March 31, 2004. The Company had previously adopted SFAS 142 effective January 1, 2002. With the adoption of SFAS 142, goodwill is not subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company performed an additional fair-value based impairment test as of December 31, 2003, and no impairment charge was deemed necessary.

(g)  Revenue Recognition

The Company recognizes revenue at the time the services are rendered and reasonable assurance exists as to the measurement of the consideration derived from the rendering of the services.

(h)  Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, ("Accounting For Stock Issued to Employees") ("APB No. 25"), and related interpretations, in accounting for its employee stock based compensation rather than the alternative fair value accounting allowed by SFAS No. 123, ("Accounting for Stock-based Compensation"). APB No.

                       TOTAL FIRST AID INC. AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

(i)  Foreign Currency Translation

The accounts of the Company's foreign subsidiary are translated into U.S. dollars. For a subsidiary where the functional currency is other than the U.S. dollar, balance sheet accounts are translated at the exchange rate in effect at the end of the year. Income and expense accounts are translated at the average exchange rates in effect during the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity ("other comprehensive income (loss)"). Realized foreign currency transaction gains and losses are included in operations.

(j)  Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), amends SFAS 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

(2) DISPOSITIONS AND ACQUISITIONS

Sale of Discontinued Operations
-------------------------------

Effective as of the close of business on September 30, 2003, the Company f/k/a First Aid Direct, Inc. completed the sale of substantially all of its assets to VDC First Aid and Safety Supply, LLC, a related party. The assets disposed of were those related to First Aid Direct's wholesale first

                       TOTAL FIRST AID INC. AND SUBSIDIARY

(2) DISPOSITIONS AND ACQUISITIONS (Continued)

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

The Company reported a net gain on these transactions of approximately $304,000, before income taxes, in discontinued operations on their statement of operations for the year ended December 31, 2003.

Acquisition of Subsidiaries
---------------------------

On October 31, 2003, the Company consummated the acquisition of 3323455 Canada Inc. ("3323"). Simultaneous with the acquisition, 3323 acquired Kischi Konsulting Inc. ("Kischi"), 3054276 Canada Inc. ("3054") and 2906694 Canada Inc. ("Centos"). The acquisition of 3323 was effected through a securities exchange agreement in which the Company issued 26,692,285 shares of its common stock for all of the issued and

                       TOTAL FIRST AID INC. AND SUBSIDIARY

(2) DISPOSITIONS AND ACQUISITIONS (Continued)

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

(3) RELATED PARTY TRANSACTIONS

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

In addition, the Company has entered into three individual consulting agreements with shareholders of the Company who provide consulting services to Kishi Konsulting Inc. The agreements provide for total compensation of $440,000 (CDN) for a twelve month period, with an option of an additional twelve months.

During the three months ended March 31, 2003, 34% or $270,000 of revenue was derived from sales to a stockholder.

Other
-----

During the three months ended March 31, 2004, the Company's subsidiary incurred management fees of $67,840 with companies owned by the prior directors. These transactions are included in the normal

                       TOTAL FIRST AID INC. AND SUBSIDIARY

(3) RELATED PARTY TRANSACTIONS (Continued)

course of operations and measured at the exchange amount, which is the amount established and accepted by the parties.

In addition, the Company had the following transactions and balances with related parties:

Expense reimbursement to its director for expenditures made on behalf of the Company of $18,814. Amount included in accounts payable and accrued expenses owed to its director and companies controlled by the director. This balance was satisfied with common stock of the Company $195,578.

(4) STOCK OPTIONS

Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                 Three Months Ended    Three Months Ended
                                   March 31, 2004        March 31, 2003
                                  -----------------     -----------------

Net loss to common shareholders -
    As reported                      $  (189,365)          $   (56,712)
                                     ===========           ===========

    Pro forma                        $  (895,879)          $   (56,712)
                                     ===========           ===========

Basic and diluted loss per share -
       As reported                   $      (.01)          $       --
                                     ===========           ===========

       Pro forma                     $      (.02)          $       --
                                     ===========           ===========

For purposes of the preceding pro forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004: no dividend yield; volatility of 126.7; risk-free interest rate of 4% and an expected term of five years.

FORWARD-LOOKING STATEMENTS

Portions of this report, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing sources of cash for operational purposes are net cash flows from operating activities. We believe our current cash position coupled with its cash flow forecast for the year and periods beyond, will be sufficient to meet operational cash needs on both a short-term and long-term basis. Working capital is $189,344 and increased from .91 to 1.00 at December 31, 2003 to 1.09 to 1.00 at March 31, 2004. Management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect our ability to operate and grow as planned.

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

Total First Aid's operations consisted of the wholesale distribution of first aid and safety products to retail van distributors and the direct sale of those products to end users through a direct ship operation. This changed on the close of business September 30, 2003, when Total First Aid sold its main product line "First Aid Direct" to VanDyne Crotty. We ceased first aid and safety operations when we sold the residual product lines, "Roehampton Medical" and "Total First Aid" to Roehampton Aid Corporation on December 19, 2003.

On October 31, 2003, we positioned ourselves in the Information Technology (IT) sector with our acquisition of Kishi Konsulting Inc., a Canadian software consulting company. The Sales and related Cost of Sales for current operations of Kischi Konsulting are set forth in the Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004.

We had consulting revenues of $2,271,926 for the three months ended March 31, 2004 from Kischi Konsulting.

Costs of Sales. The direct expenses consist primarily of the costs paid to the consultants performing the services.

Gross Profit. Gross profit amounted to $196,020 or 9% of gross revenues.

Selling, General and Administrative Expense. The selling, general and administrative expenses for the three months ended March 31, 2004 were $385,385 of which $304,000 reflected costs to officers and professional fees.

OTHER. No income tax expense or benefit is recorded in the three-month periods ended March 31, 2004 and 2003.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

OVERVIEW

Through Kischi Konsulting, Inc., our Ottawa, Canada-based operating subsidiary ("Kischi"), we offer a wide range of consulting and outsourcing services designed to enhance clients' business performance through the efficient and effective use of information technology ("IT"). Our revenues are contributed by the operations of Kischi Konsulting, Inc. Kischi develops, implements, supports and maintains, custom-designed systems that integrate its clients' unique business applications with generic computer platforms and programs. Kischi's client base, which resides predominantly in Canada, includes many Canadian federal government departments and crown corporations, with a smaller percentage of business being conducted with private entities working with the Canadian federal government.

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

ADDITIONAL RISK FACTORS FACED BY THE COMPANY

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


(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)  Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

During the three months ended March 31, 2004:

(a) the Company sold 954,267 shares of common stock and warrants to purchase 477,134 shares of common stock to six accredited investors for an aggregate purchase price of $238,567; each warrant entitles the holder to purchase one share of common stock for $.30 per share during the 3 year period from the date of sale;

(b) The Company sold 352,941 shares of common stock and warrants to purchase 352,941 shares of common stock to three accredited investors for an aggregate purchase price of $300,000; each warrant entitles the holder to purchase one share of common stock for $1.00 per share during the 3 year period from the date of sale;

(c) the Company issued 6,000 shares of common stock to counsel to the Company for legal services rendered; and

(d) the Company issued 10,000 shares of common stock to an unrelated third party as consideration for fixed assets acquired.

In each of the foregoing transactions, each of the investors (a) had access to business and financial information about us, (b) was an accredited invesor within the meaning of Rule 501(a) of Regulation D and had such experience in business and financial matters so that it was able to evaluate the risks and merits of an investment in us, (c) acknowledged that the securities were not registered under the Securities Act of 1933 and could not be transferred except in compliance with applicable securities laws, and (d) received securities bearing a legend describing the restrictions referred to in clause (c) above. No placement agent or broker dealer participated in the transaction and no commissions or similar compensation was paid. The transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof and the rules and regulations thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits

         31.1 Certification Pursuant to Rule 13(a)-15(e) or 15d-15e of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Rule 13(a)-15(e) or 15d-15e of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K/A

            On February 17, 2004 the Company filed a FORM 8K/A to include the Financials Statements and pro forma financial information from our acquisition of 3323455 Canada Inc. and Kischi Konsulting Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TOTAL FIRST AID INC
                                         A FLORIDA CORPORATION

Date: May 17, 2004                       By  /s/ Michel L. Marengere
--------------------                     ------------------------------
                                         Michel L. Marengere CEO
                                         (Principal Executive Officer)