Form 10QSB
period 2004-06-30
SPEARHEAD LIMITED, INC.
filed 2004-08-16
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _____to______

Commission file number: 0-30629

                             SPEARHEAD LIMITED, INC.
                 (Name of small business issuer in its charter)

        FLORIDA                                               65-0729332
        -------                                               ----------
(State of incorporation)                               (IRS employer Ident. No.)

                       21218 Saint Andrews Boulevard, #509
                              Boca Raton, FL 33433
                                  561 912-9977
                                  ------------
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of equity as of July 31, 2004: 40,040,424 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                             SPEARHEAD LIMITED, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2004


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.                                              Page
                                                                            ----
         Condensed Consolidated Balance Sheet
         as of June 30, 2004                                                  2

         Condensed Statements of Operations
         for the six months ended June 30, 2004 and 2003
         and the three months ended June 30, 2004 and 2003                    3

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2004 and 2003                      4

         Notes to Condensed Consolidated Financial Statements                 5

Item 2.  Management's discussion and analysis or plan of operation           12

Item 3.  Controls and Procedures                                             14

PART II. OTHER INFORMATION

Item 2.  Changes In Securities And Use Of Proceeds                           15

Item 6.  Exhibits and Reports on Form 8-K                                    16

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                  (Unaudited)

Current assets:
     Cash and cash equivalent                           $   672,543
     Accounts receivable - trade                          2,834,768
     Work-in -process                                        36,306
     Prepaid expenses                                       123,260
                                                        -----------
        Total current assets                              3,666,877
                                                        -----------

     Property and equipment net                             236,071
     Goodwill                                             2,743,091
                                                        -----------
          Total assets                                  $ 6,646,039
                                                        ===========

Current liabilities
     Accounts payable and accrued expenses              $ 2,517,627
     Accounts payable - stockholders                        325,250
     Loans payable - stockholders                           860,000
     Income taxes payable                                     1,616
                                                        -----------
         Total current liabilities                        3,704,493
                                                        -----------

Shareholders' equity
   Capital stock, $.001 par value; 200,000,000 shares
        authorized; 40,040,424 issued and outstanding        40,040
     Additional paid-in capital                           3,093,373
     Capital stock not issued                               504,000
     Accumulated deficit                                   (718,116)
     Accumulated other comprehensive loss                    22,249
                                                        -----------

     Total shareholders' equity                           2,941,546
                                                        -----------

          Total liabilities and shareholders' equity    $ 6,646,039
                                                        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SPEARHEAD LIMITED, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                    -----------------------------      -----------------------------
                                                        2004              2003             2004             2003
                                                    ------------      -----------      ------------      -----------
Net sales                                           $  5,073,304               --      $  2,801,378               --
Cost of sales                                          4,293,807               --         2,217,901               --
                                                    ------------      -----------      ------------      -----------
Gross margin                                             779,497               --           583,477               --
Selling, operating and administrative expenses         1,254,628          160,000           869,243           80,000
Loss from discontinued operations                             --          (89,102)               --          (65,874)
                                                    ------------      -----------      ------------      -----------
Income before income taxes                              (475,131)         (70,898)         (285,766)         (14,186)
Provision for income taxes                                  (188)              --              (188)              --
                                                    ------------      -----------      ------------      -----------
Net loss                                            $   (474,943)     $   (70,898)     $   (285,578)     $   (14,186)
                                                    ============      ===========      ============      ===========
Net loss per common share:
  Continuing operations                             $     (0.012)     $    (0.040)     $     (0.007)     $    (0.020)
  Discontinued operations                                     --            0.022                --            0.017
                                                    ------------      -----------      ------------      -----------
    Net loss per common share
      basic and diluted, restated                   $     (0.055)     $     (0.00)     $     (0.049)     $    (0.004)
                                                    ============      ===========      ============      ===========
Weighted average number of
  common shares                                       38,114,561        3,985,000        39,092,385        3,985,000
                                                    ============      ===========      ============      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (Unaudited)

                                                         2004            2003
                                                     -----------      ---------
Cash flow from operating activities:
  Net loss                                           $  (474,943)     $ (70,898)

Adjustments to reconcile net loss to
  net cash used by operations
    Depreciation and amortization                          7,607         16,693
    Foreign exchange gain                                 35,733             --
  Changes, net of acquisition:
    Accounts receivable                                 (251,409)            --
    Prepaid expenses                                     (25,788)            --
    Accounts payable and accrued expenses                226,206             --
    Net changes                                               --       (123,359)
                                                     -----------      ---------
        Total adjustments                                 (7,651)      (106,666)
                                                     -----------      ---------
           Net cash used by operations                  (482,594)      (177,564)
                                                     -----------      ---------
Cash flows from investing activities:
    Acquisition of subsidiaries                         (816,500)            --
    (Purchase) of equipment                              (17,517)       (41,256)
                                                     -----------      ---------
Cash flows from investing activities                    (834,017)       (41,256)
                                                     -----------      ---------
Cash flows from financing activities:
    Borrowings (repayment) on line of credit              (3,857)       215,000
    Sale of common stock from private placements         795,520             --
    Borrowings from stockholders                         860,000             --
                                                     -----------      ---------
Cash flows from financing activities                   1,651,663        215,000
                                                     -----------      ---------
Net increase (decrease) in cash                          335,052         (3,820)

Cash at beginning of period                              337,491          6,071
                                                     -----------      ---------
Cash at end of period                                $   672,543      $   2,251
                                                     ===========      =========
Cash paid for interest                               $        --      $   3,212
                                                     ===========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Spearhead Limited, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes for the year ended December 31, 2003 found in the Company's Form 10-KSB.



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

On October 31, 2003, the stockholders of 3323455 Canada Inc. ("3323"), a Canadian company, exchanged all of their issued and outstanding shares for shares of Total First Aid, Inc. The exchange was accounted for as a recapitalization of the Company, wherein the shareholders of 3323 retained the majority of the outstanding stock of Total First Aid, Inc. after the merger (see
Note 2). At the time of the acquisition, both companies were substantially inactive. Collectively, 3323 and Total First Aid, Inc. are know as the "Company". Additionally on October 31, 2003, the Company acquired Kischi Konsulting Inc., 2906694 Canada Inc., and 3054276 Canada Inc, all Canadian companies, which was accounted for as a purchase and became wholly-owned subsidiaries of the Company. The consolidated Statements of Operations and Cash Flows present the operations of the Company, and the acquired subsidiaries from date of acquisition. The operations of Total First Aid, Inc. that were sold during the year 2003 have been reflected in discontinued operations. Certain expenses, totaling $749,090, incurred by 3323 as part of the acquisition and reorganization have been included as recapitalization costs and reflected in the Statement of Stockholders' Equity. During the year ended December 31, 2003, First Aid Direct, Inc. changed its name to Total First Aid Inc. All amounts included in the consolidated financial statements are reflected in US dollars, except where it is indicated as Canadian dollars (CDN).

Effective March 31, 2004 3054276 Canada Inc. ("3054") and 2906694 Canada Inc. ("Centos") were "wound up" into Spearhead Management f/k/n as 3323455 Canada Inc ("3332") pursuant to and in compliance with Canadian Tax regulations. As a result of this action the corporate existence of 3054276 Canada Inc, ("3054") and 2906694 Canada Inc. ("Centos") ceased. On April 1, 2004, 3323455 Canada Inc. changed its name to Spearhead Management Canada Inc.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company (Spearhead Limited, Inc. and Spearhead Management Canada Inc.) and its subsidiaries, Kischi Konsulting Inc., Progestic International Inc. and FSG Consulting Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

(f) Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through June 30, 2004. The Company had previously adopted SFAS 142 effective January 1, 2002. With the adoption of SFAS 142, goodwill is not subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company performed an additional fair-value based impairment test as of December 31, 2003, and no impairment charge was deemed necessary.

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

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

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

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

(2) DISPOSITIONS AND ACQUISITIONS

Sale of Discontinued Operations continued.

On October 26, 2003 the Company transferred approximately $103,000 of fixed assets to VanDyne Crotty in exchange for VanDyne Crotty assuming the existing facility lease, which would have obligated the Company in the amount of $675,000, over the remaining lease term (four years and four months). The transaction resulted in a loss of $103,000 to the Company.

On December 19, 2003, the Company disposed of the assets comprising the Roehampton Supply Product line and the Total First Aid product line to Roehampton Aid Corp. Roehampton Aid Corp. assumed all of the liabilities of Total First Aid relating to the assets assigned. The Company has recorded a loss on the disposition of these assets of approximately $265,000.

The Company reported a net gain on these transactions of approximately $304,000, before income taxes, in discontinued operations on their statement of operations for the year ended December 31, 2003.

Acquisition of Subsidiaries
---------------------------

On October 31, 2003, the Company consummated the acquisition of 3323455 Canada Inc. ("3323"). Simultaneous with the acquisition, 3323 acquired Kischi Konsulting Inc. ("Kischi"), 3054276 Canada Inc. ("3054") and 2906694 Canada Inc. ("Centos"). The acquisition of 3323 was effected through a securities exchange agreement in which the Company issued 26,692,285 shares of its common stock for all of the issued and outstanding shares of 3323. This acquisition has been accounted for as a recapitalization of the Company (see Note 1(a)) Kischi, 3054 and Centos were acquired for 4,000,000 shares ($440,000) of the Company's common stock, and cash in the amount of $1,115,682. The cash portion of the acquisition of Kischi and the other companies was derived from a private placement of units of securities of the Company, as well as cash on hand. The purchase price for the acquisitions resulted from arms-length bargaining among the parties, and there was no prior affiliation or relationship among management of the Company and the acquired companies. The Company has accounted for this acquisition as a purchase. The goodwill recognized at acquisition represents the actual stock issued and cash paid in excess of the fair market value of all the net assets acquired in the transaction.

On June 3, 2004, Spearhead Limited, Inc. (the "Company") acquired all of the issued and outstanding capital stock of Progestic International Inc. ("Progestic") and FSG Consultants Inc. ("FSG"). Each of the acquired companies is a Canadian corporation engaged in providing information technology-related consulting services. Progestic and FSG are each operated as a wholly owned subsidiary of the Company.

PROGESTIC INTERNATIONAL INC.

The Company acquired all of the issued and outstanding capital stock of Progestic for a purchase price consisting of cash in the amount of CDN$500,000 and the issuance of 863,824 shares of the Company's common stock. The consideration was paid to the former shareholders of Progestic, pro-rata to their ownership interests in Progestic. The source of the funds used by the Company to pay the cash portion of the purchase price was a combination of the sale of equity securities and loans from shareholders and an officer.

Progestic, incorporated in 1983, generated revenues of $5,981,475 and sustained net losses of $(263,675), for its most recently completed fiscal year ended September 30, 2003. Progestic provides consulting services to Canadian government and private sector clients primarily in the areas of: problem solving to management designed to increase effectiveness and productivity, information technology and audit and audit-related services.

In connection with the acquisition of Progestic, the Company entered into a consulting agreement with Jean LaBelle,

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

(2) DISPOSITIONS AND ACQUISITIONS

PROGESTIC INTERNATIONAL INC. continued.

the former principal shareholder of Progestic, and his controlled corporation. The agreement is for an initial term of two years and is subject to a one-year renewal terms at the election of the parties. Mr. LaBelle's corporation will receive a consulting fee in the amount of $7,500 per month during the term of the agreement, and has been granted three-year options to purchase 150,000 shares of the Company's common stock, exercisable at $.85 per share. Five additional executives of Progestic who will continue in the employ of Progestic were granted options to purchase an aggregate of 450,000 shares of the Company's common stock upon the same terms and conditions as those granted to Mr. Labelle. The options may not be exercised prior to March 3, 2005. The shares issued as part of the purchase consideration, as well as the shares issuable upon exercise of the options, have been accorded "piggy-back" registration rights in connection with future registration statements that may be filed by the Company.

FSG CONSULTANTS INC.

The Company acquired all of the issued and outstanding capital stock of FSG for a purchase price consisting of cash in the amount of CDN$350,000 and the issuance of 558,235 shares of the Company's common stock. The consideration was paid to the former shareholders of FSG, pro-rata to their ownership interests in FSG. The source of the funds used by the Company to pay the cash portion of the purchase price was a combination of the sale of equity securities and loans from shareholders and an officer.

FSG, incorporated in 1993, generated revenues of $3,764,378 and sustained net losses of $(1,476), for its most recently completed fiscal year ended March 31, 2004. FSG provides consulting services to government and private sector clients primarily in the areas of knowledge management, business and technology solutions, tracking solutions, Government 0n-line (eGovernment), records and document information management systems.

In connection with the acquisition of FSG, the Company entered into a consulting agreement with Gilles Caron, the former principal shareholder of FSG. The agreement is for an initial term of two years and is subject to a one-year renewal terms at the election of the parties. Mr. Caron's corporation will receive a consulting fee in the amount of $7,500 per month during the term of the agreement, and has been granted three-year options to purchase 150,000 shares of the Company's common stock, exercisable at $.85 per share. In connection with the acquisition of FSG, the Company granted three-year options to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $.85 per share to FSG's former principal shareholder and three additional executive officers of FSG who will continue to render their services to FSG. The options may not be exercised prior to March 3, 2005. The shares issued as part of the purchase consideration, as well as the shares issuable upon exercise of the options, have been accorded "piggy-back" registration rights in connection with future registration statements that may be filed by the Company.

(3) RELATED PARTY TRANSACTIONS

Consulting Agreements
---------------------

Effective November 1, 2003 the Company entered into a consulting agreement with the C.E.O. for two years at a rate of $240,000 per annum, with a one year renewal option. The Company also entered into consulting agreements with an officer and director for two twelve month periods at a rate of $150,000 per

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

RELATED PARTIY TRANSACTIONS CONTINUED

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

During the six months ended June 30, 2003, 32% or $531,490 of revenue was derived from sales to a former shareholder.

On June 3, 2004 the Company borrowed $860,000 from Corporations controlled by shareholders. $560,000 from 373 Corp., controlled by a shareholder and senior executive officer of the Company. $150,000 from 3689697 Corp., controlled by a shareholder and $150,000 from 3113019 Corp., also owned by a shareholder. The Company agrees to repay the loans on September 3, 2004 with interest at a fixed rate of ten (10%) until maturity and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. Interest on overdue interest shall accrue and be payable at the interest rate. In addition, the lenders acquired 286,667 warrants to purchase Company stock at $0.85 per share, said warrants issued June 3, 2004 and expire June 2, 2007. The Company shall be entitled to prepay any amount outstanding under this loan at any time, without notice, penalty or bonus. The loan shall be governed by and interpreted and enforced in accordance with the laws of the Province of Quebec and the laws of Canada. $25,239 of interest has been included in the operating expenses of the business for the period ended June 30, 2004. Both Progestic and FSG have pledged their accounts receivables as a guarantee to Spearhead Limited, Inc. for the repayment of the loans.

(4) STOCK OPTIONS

Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                     Six Months Ended        Three Months Ended
                                       June 30, 2004            June 30, 2004
                                     ----------------         -----------------
Net loss to common shareholders -
    As reported                        $  (474,943)              $  (285,578)
                                       ===========               ===========

    Pro forma                          $(2,104,340)              $(1,914,975)
                                       ===========               ===========

Basic and diluted loss per share -
       As reported                     $     (.012)              $     (.007)
                                       ===========               ===========

       Pro forma                       $     (.055)              $     (.049)

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

(4) STOCK OPTIONS CONTINUED

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing sources of cash for operational purposes are net cash flows from operating activities. We believe our current cash position coupled with its cash flow forecast for the year and periods beyond, will be sufficient to meet operational cash needs on both a short-term and long-term basis. Working capital is $ (37,618) and decreased from .91 to 1.00 at December 31, 2003 to 1.09 to .99 at June 30, 2004. Management is not aware of any known trends or demands, commitments, events, or uncertainties, as they relate to liquidity which could negatively affect our ability to operate on a monthly basis.

With respect to our planned acquisition strategy, management believes that it will be able to provide the necessary cash needed for subsequent acquisitions from private placements, or loans on an as needed basis.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto, and other financial information included elsewhere herein. Our financial statements are prepared in conformity with U.S. GAAP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTINUED

Spearhead Limited, Inc. operations consisted of the wholesale distribution of first aid and safety products to retail van distributors and the direct sale of those products to end users through a direct ship operation. This changed on the close of business September 30, 2003, when Total First Aid sold its main product line "First Aid Direct" to VanDyne Crotty. We ceased first aid and safety operations when we sold the residual product lines, "Roehampton Medical" and "Total First Aid" to Roehampton Aid Corporation on December 19, 2003.

RESULTS OF OPERATIONS

Six and three months ended June 30, 2004.

We had consulting revenues of $5,073,304 for the six months ended June 30, 2004 and $2,801,378 for the three months ended June 30, 2004. Revenues represent six months of operations for Kischi and only one month for Progestic and FSG.

Cost of Sales. The direct expenses consist primarily of the costs paid to the consultants performing the services and were $4,293,807 and $2,217,901 for the six and three months ended June 30, 2004 respectively.

Gross Profit. Gross profit amounted to $779,497 or 15% of gross revenues for the six months ended June 30, 2004 and $583,447 or 21% of gross revenues for the three months ended June 30, 2004. This compares to $196,020 or 9% of gross revenues for the three months ended March 31, 2004.

Selling, General and Administrative Expense. The selling, general and administrative expenses for the six months and three months ended June 30, 2004 were $1,254,628 and $869,243 respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

MANAGEMENT DISCUSSION AND ANALYSIS

Spearhead Limited's philosophy is to assess and select distress business operations with high turnaround potentials, put in place a restructuring program and grow the business to its full potential. With the acquisition of Kischi Konsulting Inc, FSG Consultants Inc and Progestic International Inc, the Company is now in the first phase of its current business plan. It has put together a strong management team to lead the new emerging entity and expects positive results in the way of increase market share and significant savings within the next six months.

CONSOLIDATION OF LEGAL ENTITIES

The three companies who have been the subject of the first round of acquisitions are all independent legal entities with different fiscal year ends. It is the Company's intention to wind up the acquired companies into the Canadian parent company Spearhead Management Canada Limited (SMCL) as at December 31, 2004 and therefore merge all operations into one legal entity. Notwithstanding the various financial advantages of running all operations within this Company, significant tax savings will be achieved as SMCL owns significant tax losses that will be used to shelter earnings of the newly merged entities.

MANAGEMENT DISCUSSION AND ANALYSIS CONTINUED

CONSOLIDATION OF OPERATIONS

         FINANCIAL INFORMATION SYSTEMS

The newly acquired companies currently use three different financial information systems to compile financial results of operations and to manage contracts. Steps have been taken to standardize the financial reporting systems for operations and contract management and implementation is expected to be for September 2004. The standardization of these systems will provide management with comparable information on a timely basis and consolidations of financial results will then be fully automated.

         LOCATION OF OPERATIONS

The three companies operate from three different facilities. Negotiations are currently under way to relocate all operations to a newly renovated facility and consequently take another step towards the full integration of operations. Leases on existing premises will either be terminated at no cost to the Company or offered as a sublet to an independent third party. Negotiations are expected to be completed by September 2004 with an anticipated move scheduled for October 31, 2004.

         SAVINGS

The consolidation of operations under one roof and the wind up of the three legal entities into SMCL will translate into significant savings over time as common services are merged into more efficient units and resources are used to their full capacity. The savings realized will be quickly evident in the costs incurred to run the financial and administrative services of the three companies while other savings in the marketing, operations and delivery units will be experienced later on.

NEWLY COMBINED EXPERTISE

The merger of the three entities into one company will increase the ability of Spearhead to compete in the consulting market as it becomes a bigger player with access to a wider variety of resources and experience. It has provided the company with the ability to expand its core IT business, address untapped markets in the fields of management consulting and audit and knowledge management and as a result, provide better comprehensive solutions to clients.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2004:

(a) The Company sold 240,000 shares of common stock and warrants to purchase 240,000 shares of common stock to two accredited investors for an aggregate purchase price of $204,000; each warrant entitles the holder to purchase one share of common stock for $1.00 per share during the 3 year period from the date of sale;

(b) The Company issued 863,824 shares of common stock in payment for the acquisition of Progestic International Inc. and issued 558,235 shares for the acquisition of FSG Consulting. In addition the Company issued 700,000 warrants to acquire shares in the company at $0.85 per share, warrants to expire three years from date of issuance.

In each of the foregoing transactions, each of the investors (a) had access to business and financial information about us, (b) was an accredited investor within the meaning of Rule 501(a) of Regulation D and had such experience in business and financial matters so that it was able to evaluate the risks and merits of an investment in us, (c) acknowledged that the securities were not registered under the Securities Act of 1933 and could not be transferred except in compliance with applicable securities laws, and (d) received securities bearing a legend describing the restrictions referred to in clause (c) above. No placement agent or broker dealer participated in the transaction and no commissions or similar compensation was paid. The transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof and the rules and regulations thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 29, 2004, the Company held its annual meeting of shareholders, at which shareholders were requested to vote upon:

            o Proposal I - To elect three directors to hold office until the
              2005 annual meeting of shareholders;

            o Proposal II - To change the Company's name to Spearhead Limited,
              Inc.;

            o Proposal III - To increase the number of shares of common stock the Company is authorized to issue to 200,000,000 shares and to create a class of "blank check" preferred stock;

            o Proposal IV - To ratify the appointment of Margolies, Fink &
              Wichrowski CPA's as the Company's auditors for the 2004 fiscal year.

         In connection with the annual meeting, (a) proxies were solicited in accordance with Schedule 14A, (b) there were no solicitations in opposition to any of the proposals, and (c) each of the proposals was adopted. The vote of the Company's shareholders on the proposals was as follows:

PART II - OTHER INFORMATION CONTINUED

                               AGAINST OR
                                  FOR        WITHHELD      ABSTENTIONS
                               ----------    --------      -----------

Proposal I

   Michel Marengere            34,017,088         0             0
   Jacques R. Delorme          34,017,088         0             0
   Scott Siegel                34,017,088         0             0

Proposal II                    34,016,644       444             0

Proposal III                   32,578,156     1,444       121,000

Proposal IV                    34,017,088         0             0

ITEM 5.  OTHER INFORMATION.

On July 2, 2004, the Company changed its name to Spearhead Limited, Inc. As a result, effective, July 7, 2004, the trading symbol for the Company's common stock was changed to SPHE.

On June 29, 2004, the Company increased the number of shares of common stock it is authorized to issue to 200,000,000 shares, $.001 par value per share, and created a class consisting of 20,000,000 shares of blank check preferred stock, $.001 par value per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

 3.1     Articles of Amendment changing name of Company and authorized capital.
10.1     Stockholder loan agreements.
31.1     CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.
31.2     CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.
32.1     CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.
32.2     CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

(b) Reports on Form 8-K.

         On June 17, 2003, the Company filed a Current Report on Form 8-K to report the consummation of its acquisitions of all of the outstanding capital stock of Progestic International Inc. and FSG Consultants Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 16, 2004


                                              SPEARHEAD LIMITED, INC.


                                              By: /s/ Michel Marengere
                                                  ---------------------------
                                                      Michel Marengere
                                                      Chief Executive Officer

                                  EXHIBIT INDEX


 3.1     Articles of Amendment changing name of Company and authorized capital.
10.1     Stockholder loan agreements.
31.1     CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.
31.2     CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.
32.1     CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.
32.2     CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.