Form 10QSB
period 2004-09-30
SPEARHEAD LIMITED, INC.
filed 2004-11-12
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from ______ to ______

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of equity as of October 31, 2004: 40,058,071 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                             SPEARHEAD LIMITED, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED SEPTEMBER 30, 2004


PART I.  FINANCIAL INFORMATION
                                                                          Page
Item 1.  Financial Statements.

         1.  Condensed Consolidated Balance Sheet
             as of SEPTEMBER 30, 2004.                                     3

         2.  Condensed Consolidated Statements of Operations
             for the nine months ended September 30, 2004 and 2003
             and the three months ended September 30, 2004 and 2003.       4

         3.  Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 2004 and 2003.        5

         4.  Notes to Condensed Consolidated Financial Statements        6 - 12

Item 2.  Management's discussion and analysis or plan of operation      13 - 17

Item 3.  Controls and Procedures                                           18

PART II. OTHER INFORMATION                                                 19

Item 1.  Changes In Securities And Use Of Proceeds

Item 2.  Exhibits

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 2004
                                  (Unaudited)

Current assets:
     Cash and cash equivalent                             $   158,948
     Accounts receivable - trade                            3,035,010
     Work-in -process                                          69,229
     Prepaid expenses                                         168,171
                                                          -----------
        Total current assets                                3,431,358
                                                          -----------

     Property and equipment net                               208,583
     Goodwill                                               2,743,091
                                                          -----------
          Total assets                                    $ 6,383,032
                                                          ===========

Current liabilities
     Accounts payable and accrued expenses                $ 2,500,223
     Accounts payable - stockholders                          239,235
     Loans payable - stockholders                             960,000
     Income taxes payable                                       1,708
                                                          -----------
         Total current liabilities                          3,701,166
                                                          -----------

Shareholders' equity
   Capital stock, $.001 par value; 200,000,000 shares
        authorized; 40,040,424 issued and outstanding          40,040
     Additional paid-in capital                             3,093,373
     Capital stock not issued                                 519,000
     Accumulated deficit                                   (1,045,727)
     Accumulated other comprehensive income                    75,180
                                                          -----------

     Total shareholders' equity                             2,681,866
                                                          -----------

          Total liabilities and shareholders' equity      $ 6,383,032
                                                          ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SPEARHEAD LIMITED, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                      SEPTEMBER 30                        SEPTEMBER 30
                                             -----------------------------      -----------------------------
                                                 2004              2003             2004             2003
                                             ------------      -----------      ------------      -----------
Net sales                                    $  8,988,318               --      $  3,915,014               --
Cost of sales                                   7,629,685               --         3,335,878               --
                                             ------------      -----------      ------------      -----------
Gross margin                                    1,358,633               --           579,136               --
Selling, operating
and administrative
expenses                                        2,161,035          240,000           906,406           80,000
Loss from
discontinued
operations                                             --         (123,452)               --          (34,350)
                                             ------------      -----------      ------------      -----------
Income before
income taxes                                     (802,402)        (116,548)         (327,270)         (45,650)
Provision for
income taxes                                          152               --               340               --
                                             ------------      -----------      ------------      -----------
Net loss                                     $   (802,554)     $  (116,548)     $   (327,610)     $   (45,650)
                                             ============      ===========      ============      ===========

Net loss per common
share:
Continuing
operations                                   $     (0.020)     $    (0.060)     $     (0.008)     $    (0.020)
Discontinued
Operations                                             --            0.031                --            0.009
                                             ------------      -----------      ------------      -----------
Net loss per common
Share basic and
diluted, restated                            $     (0.020)     $    (0.029)     $     (0.008)     $    (0.012)
                                             ============      ===========      ============      ===========
Weighted average
Number Of
common shares                                  38,435,538        3,985,000        40,040,424        3,985,000
                                             ============      ===========      ============      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Unaudited)

                                                        2004           2003
                                                    -----------      ---------
Cash flow from operating activities:
  Net loss                                          $  (802,554)     $(116,548)
                                                    -----------      ---------
Adjustments to reconcile net loss to
  net cash used by operations
    Depreciation and amortization                        34,735             --
    Foreign exchange gain                                88,664             --
  Changes, net of acquisition:
    Accounts receivable                                (484,575)            --
    Prepaid expenses                                    (70,699)            --
    Accounts payable and accrued expenses               122,880             --
    Net changes                                              --        (50,372)
                                                    -----------      ---------
        Total adjustments                              (308,995)       (50,372)
                                                    -----------      ---------
           Net cash used by operations               (1,111,549)      (166,920)
                                                    -----------      ---------
Cash flows from investing activities:
    Acquisition of subsidiaries                        (816,500)            --
    Purchase of equipment                               (17,157)       (16,604)
                                                    -----------      ---------
Cash flows from investing activities                   (833,657)       (16,604)
                                                    -----------      ---------
Cash flows from financing activities:
  Borrowings (repayment) on line of credit               (3,857)       215,000
  Sale of common stock from private placements          810,520             --
  Borrowings from stockholders                          960,000             --
                                                    -----------      ---------
Cash flows from financing activities                  1,766,663        215,000
                                                    -----------      ---------
Net increase (decrease) in cash                        (178,543)       (31,476)

Cash at beginning of period                             337,491          6,071
                                                    -----------      ---------
Cash at end of period                               $   158,948      $  37,547
                                                    ===========      =========
Cash paid for interest                              $        --      $   4,692
                                                    ===========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Spearhead Limited, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes for the year ended December 31, 2003 found in the Company's Form 10-KSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    (b) Principles of Consolidation

    The consolidated financial statements include the accounts of the Company (Spearhead Limited, Inc. and Spearhead Management Canada Inc.) and its subsidiaries, Kischi Konsulting Inc., Progestic International Inc. and FSG Consulting Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

    (c) Use of Estimates

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

    (e) Goodwill

    Goodwill represents the excess of cost over fair value of net assets acquired through September 30, 2004. The Company had previously adopted SFAS 142 effective January 1, 2002. With the adoption of SFAS 142, goodwill is not subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company performed an additional fair-value based impairment test as of December 31, 2003, and no impairment charge was deemed necessary.

    (f) Revenue Recognition

    The Company recognizes revenue at the time the services are rendered and reasonable assurance exists as to the measurement of the consideration derived from the rendering of the services.

    (g) Stock-based Compensation

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ("Accounting For Stock Issued to Employees") ("APB No. 25"), and related interpretations, in accounting for its employee stock based compensation rather than the alternative fair value accounting allowed by SFAS No. 123, ("Accounting for Stock-based Compensation"). 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No.123.

    (h) Foreign Currency Translation

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

    (i) Recent Accounting Pronouncements

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

    (3) DISPOSITIONS AND ACQUISITIONS

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

    In connection with the acquisition of Progestic, the Company entered into a consulting agreement with Jean LaBelle, the former principal shareholder of Progestic, and his controlled corporation. The agreement is for an initial term of two years and is subject to a one-year renewal terms at the election of the parties. Mr. LaBelle's corporation will receive a consulting fee in the amount of $7,500 per month during the term of the agreement, and has been granted three-year options to purchase 150,000 shares of the Company's common stock, exercisable at $.85 per share. Five additional executives of Progestic who will continue in the employ of Progestic were granted options to purchase an aggregate of 450,000 shares of the Company's common stock upon the same terms and conditions as those granted to Mr. Labelle. The options may not be exercised prior to March 3, 2005. The shares issued as part of the purchase consideration, as well as the shares issuable upon exercise of the options, have been accorded "piggy-back" registration rights in connection with future registration statements that may be filed by the Company.

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

(4) RELATED PARTY TRANSACTIONS

    Consulting Agreements
    ---------------------

    Effective November 1, 2003 the Company entered into a consulting agreement with the C.E.O. for two years at a rate of $240,000 per annum, with a one year renewal option. The Company also entered into consulting agreements with an officer and director for two twelve month periods at a rate of $150,000 annum, with a twelve month renewal option, and a director for two twelve (12) month periods providing for consulting services at a rate of $90,000 per annum, with a twelve month renewal option. In addition, the Company has entered into three individual consulting agreements with shareholders of the Company who provide consulting services to Kishi Konsulting Inc. The agreements provide for total compensation of $440,000
    (CDN) for a twelve month period, with an option of an additional twelve months.

    During the nine months ended September 30, 2003, 31% or $772,120 of revenue was derived from sales to a former shareholder.

    On June 3, 2004 the Company borrowed $860,000 from Corporations controlled by shareholders. $560,000 from 373 Corp., controlled by a shareholder and senior executive officer of the Company. $150,000 from 3689697 Corp., controlled by a shareholder and $150,000 from 3113019 Corp., also owned by a shareholder. The Company agrees to repay the loans on September 3, 2004 with interest at a fixed rate of ten (10%) until maturity and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. Interest on overdue interest shall accrue and be payable at the interest rate. In addition, the lenders acquired 286,667 warrants to purchase Company stock at $0.85 per share, said warrants issued September 3, 2004 and expire September 2, 2007. The Company shall be entitled to prepay any amount outstanding under this loan at any time, without notice, penalty or bonus. The loan shall be governed by and interpreted and enforced in accordance with the laws of the Province of Quebec and the laws of Canada. Both Progestic and FSG have pledged their accounts receivables as a guarantee to Spearhead Limited, Inc. for the repayment of the loans. On July 3, 2004 the Company borrowed an additional $100,000 from 373 Corp., controlled by a shareholder and senior executive officer of the Company. The Company agreed to repay the loans on September 3, 2004 with interest at a fixed rate of ten (10%) until maturity and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. Interest on overdue interest shall accrue and be payable at the interest rate. $112,000 of interest has been included in the operating expenses of the business for the period ended September 30, 2004.

    (5) STOCK OPTIONS

    Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                        Nine Months Ended     Three Months Ended
                                        SEPTEMBER 30, 2004    SEPTEMBER 30, 2004
                                        ------------------    ------------------
     Net loss to common shareholders -
         As reported                       $   (802,554)          $  (327,611)
                                           ============           ===========

         Pro forma                         $   (836,023)          $   (361,79)
                                           ============           ===========

     Basic and diluted loss per share -
            As reported                    $      (.020)          $     (.008)
                                           ============           ===========

            Pro forma                      $      (.022)          $     (.009)
                                           ============           ===========

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Spearhead Limited, Inc. (the "Company") is a holding company which is principally engaged, through its subsidiaries (the "Operating Companies") in the information technology industry. Prior to September 30, 2003, the Company was engaged in the wholesale distribution of first aid and safety supplies. On September 30, 2003 the Company divested itself of the first aid supply business in order to redirect its assets in a business which management believed would offer the opportunity for higher growth. Following a review of the available opportunities, the Company determined to pursue acquisition opportunities in the information technology industry and on October 31, 2003 acquired Kischi Konsulting Inc. ("Kischi"), 3054276 Canada Inc. ("3054") and 2906694 Canada Inc. ("Centos"). Subsequently, on June 3, 2004, the Company acquired Progestic International Inc. ("Progestic") and FSG Consulting, Inc. ("FSG"). The Company anticipates further acquisitions in the information technology industry.

    RESULTS OF OPERATIONS

    Inasmuch as the operations of all of the operating companies were acquired subsequent to September 30, 2003, comparisons between the three and nine month periods ended September 30, 2004 and 2003 are not meaningful. All of the first aid supply distribution business has been accounted for as discontinued operations. The acquisitions of Kischi, 3054 and Centos have been accounted for from the date of acquisition (October 31, 2003), and thus are reflected through the entire nine month period ended September 30, 2004 (the "Current Nine Months"). The operations of Progestic and FSG are reflected for the entire three month period ended September 30, 2004 (the "Current Three Months") but only four months of the Current Nine Months.

    Revenues. We had consulting revenues of $8,988,318 for the nine months ended SEPTEMBER 30, 2004 and $3,915,014 for the three months ended SEPTEMBER 30, 2004. Revenues represent nine months of operations for Kischi and four months for Progestic and FSG.

    Cost of Sales. The direct expenses consist primarily of the costs paid to the consultants performing the services and were $7,629,685 and $3,335,878 for the nine and three months ended SEPTEMBER 30, 2004 respectively.

    Gross Profit. Gross profit amounted to $1,358,633 or 15% of gross revenues for the nine months ended SEPTEMBER 30, 2004 and $579,136 or 14.8% of gross revenues for the three months ended SEPTEMBER 30, 2004.

    Selling, General and Administrative Expense. Net income reflects the net operating results (including selling, general and administrative expense("SG&A")) of the Operating Companies less the holding company expenses of the Company, including the costs of legal, accounting and other costs of regulatory compliance as a public company and non-capitalized expenses of the Company's acquisition strategy. During the Current Nine Months, the Operating Companies' SG&A amounted to $1,257,819 with the holding company expenses reflecting $903,216 in the period. The Company is taking steps to reduce the SG&A expense of the Operating Companies by consolidating them into a single operating entity operating under consolidated premises. This consolidation should also positively impact cost of sales by more efficiently deploying salaried consultants on the contracts of the previously separate entities.

    Off-Balance Sheet Arrangements

    The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

    LIQUIDITY AND CAPITAL RESOURCES

    Our primary ongoing sources of cash for operational purposes are net cash flows from operating activities. The Company is presently working on establishing a credit facility for its Canadian subsidiaries, and to reimburse the parent company for the funds advanced to subsidiaries. These funds were to replace existing credit lines at time of acquisition. The Company's working capital is $ (269,808) and its' current ratio is down from 1.10 as of December 31, 2003 to 0.93 as of September 30, 2004. The decrease in working capital can be directly traced to the borrowings to finance the acquisitions of Progestic International and FSG Consulting.

With respect to our planned acquisition strategy, management believes that it will be able to provide the necessary cash needed for subsequent acquisitions from private placements.

    PLAN OF OPERATION

    Our mission is to provide world class, quality and client focused management consulting services to enable our clients to improve business performance through the efficient and effective use of Information Technology. To this end our services cover the full spectrum of Information technology professional consulting services to the public and private sector. We offer a comprehensive variety of services such as strategic IT business planning and architecture, marketing support, systems development and maintenance, project management, project administration, technology trend analysis, upgrading and integration services, procurement facilitation, benchmarking and performance measurement systems, outsourcing management, network planning and management, business intelligence systems, training and human resource management. We take pride in providing these services across any of today's technological platforms and in delivering performance and value to its customers.

    OVERVIEW

    We offer a wide range of consulting and outsourcing services designed to enhance clients' business performance through the efficient and effective use of information technology ("IT"). Our client base, which resides predominantly in Canada, includes many Canadian federal government departments and crown corporations, with a smaller percentage of business being conducted with private entities working with the Canadian federal government.

    Consulting Services

    Our Canadian subsidiaries have been providing IT consulting services since 1983. We generate revenues predominantly from fees for consulting services relating to the design, development, implementation, enhancement, support and maintenance of integrated systems that are custom-designed for our clients. Depending upon a client's needs, our service capabilities include:

          o    Strategic IT business planning and architecture.
          o Custom-designed systems development, integration, enhancement, support and maintenance.
          o    Custom Web applications development and maintenance.
          o IT security, including information security, document management security, security networks and user management.
          o IT business continuity (contingency planning and disaster recovery).
          o Records and document warehousing, information and knowledge management.
          o    Procurement facilitation.
          o    Training and human resource management.
          o Problem solving to management designed to increase effectiveness and productivity.
          o    Information technology and audit and audit-related services.
          o Government 0n-line (eGovernment), records and document information management systems.

    Consultants

    We maintain a database of over 2,500 consultants who are called upon to provide services on an as needed basis, depending upon the requirements of any particular consulting assignment. Our database of consultants provides us with access to a diverse set of backgrounds, skill sets, experience and knowledge. In order to compete with larger consulting firms for significant government contracts, we often submits bid proposals as a participant in a joint venture formed with one or more other consulting firms who, collectively, are able to service all of the requirements of any particular project. Often, but not in all instances, we serve as the lead consultant in these joint venture projects.

    Sales and Marketing

    We employ a full-time sales force which generates new business from:

          o    Government contracts awarded based through bid procurements.
          o    Referrals and word of mouth.
          o    Targeted marketing.
          o    New assignments from existing clients.
          o    Government standing offers.
          o    Direct telephone solicitations by our in-house sales force.

    Competition

    There is intense competition in the IT consulting market. We compete of consulting firms that are significantly larger, better capitalized and possessing greater fiscal and physical resources than we do. We believe that we will continue to effectively compete in this industry as follows:

          o Our management has extensive experience in the government bidding process including the preparation of "requests for proposals" for government projects.
          o We have been "pre-cleared" (site security clearance to the level of "secret") to participate in certain government bidding processes and to service government standing offers.
          o We have over the years worked diligently to develop and maintain a reputation for reliability, quality product and professional workmanship.

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

    CONSOLIDATION OF OPERATIONS

    FINANCIAL INFORMATION SYSTEMS

    The acquired companies used three different financial information systems to compile financial results of operations and to manage contracts. Effective

    October 1, 2004, a standardized financial reporting system for operations and contract management was implemented. The standardization of the system now provides management with comparable information on a timely basis and consolidations of financial results are fully automated.

    LOCATION OF OPERATIONS

    The three companies initially operated from three different facilities. Negotiations have been completed and the Canadian subsidiaries are currently relocating all operations to a newly renovated facility and are moving towards the full integration of operations. Leases on existing premises have either be terminated at no cost to the Company or sublet to independent third parties.

    SAVINGS

    The consolidation of operations under one roof and the wind up of the three legal entities into Spearhead Management Canada Limited will translate into significant savings over time as common services are merged into more efficient units and resources are used to their full capacity. The savings realized will be quickly evident in the costs incurred to run the financial and administrative services of the three companies while other savings in the marketing, operations and delivery units will be experienced later on.

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

                           PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.

            None.

    ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    During the three months ended SEPTEMBER 30, 2004:

    (a) The Company sold 17,647 shares of common stock and warrants to purchase 17,647 shares of common stock to an accredited investor for an aggregate purchase price of $15,000; each warrant entitles the holder to purchase one share of common stock for $1.00 per share during the 3 year period from the date of sale;

    In the foregoing transaction, the investor (a) had access to business and financial information about us, (b) was an accredited investor within the meaning of Rule 501(a) of Regulation D and had such experience in business and financial matters so that it was able to evaluate the risks and merits of an investment in us, (c) acknowledged that the securities were not registered under the Securities Act of 1933 and could not be transferred except in compliance with applicable securities laws, and (d) received securities bearing a legend describing the restrictions referred to in clause (c) above. No placement agent or broker dealer participated in the transaction and no commissions or similar compensation was paid. The transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof and the rules and regulations thereunder.

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None

    ITEM 5. OTHER INFORMATION.

            None

    ITEM 6. EXHIBITS

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

Date:    November 11, 2004


                                                SPEARHEAD LIMITED, INC.


                                                By: /s/ Michel Marengere
                                                    --------------------
                                                   Michel Marengere
                                                   Chief Executive Officer

                                  EXHIBIT INDEX


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