Form 10KSB
period 2004-12-31
SPEARHEAD LIMITED, INC.
filed 2005-03-17
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                             SPEARHEAD LIMITED, INC.
                             -----------------------
             (Exact name of Registrant as specified in its Charter)

           Florida                     0-30629            65-0729332
           -------                     -------            ----------
(State or other jurisdiction   (Commission File No.)    (IRS Employer
      of incorporation)                               Identification No.)

                          1900 Corporate Boulevard N.W.
                   Suite 305 West, Boca Raton, Florida 33431
                                  561 912-9977
                                 --------------
          (Address and telephone number of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2005 computed by reference to the average bid and asked prices of such stock; $23,009,571. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 40,047,942 shares of Common Stock, $.001 par value (as of March 15, 2005).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                             SPEARHEAD LIMITED, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS
                                -----------------

Forward Looking Statements

PART I

   Item 1.   Description of Business
   Item 2.   Description of Property
   Item 3.   Legal Proceedings
   Item 4.   Submission of Matters to a Vote of Security Holders

PART II

   Item 5. Market Price for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
   Item 6.   Management's Discussion and Analysis or Plan of
             Operation
   Item 7.   Financial Statements
   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   Item 8A.  Controls and Procedures
   Item 8B.  Other Information

PART III

   Item 9.   Directors and Executive Officers of the Registrant
   Item 10.  Executive Compensation
   Item 11.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters
   Item 12.  Certain Relationships and Related Matters
   Item 13.  Exhibits, List and Reports on Form 8-K
   Item 14.  Principal Accountant Fees and Services

SIGNATURES

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-KSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

     o    our ability to raise capital,

     o    our ability to obtain and retain clients,

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

                                     PART I

Item 1.  Description of Business

Certain terms used in this Annual Report, such as "we," "us" and "our" and words of similar import refer to Spearhead Limited, Inc., formerly known as Total First Aid, Inc., and First Aid Direct, Inc., a Florida corporation, including its operating subsidiaries. Incorporating by reference is Item 6. Management discussion and analysis or plan of operation.

Unless otherwise specifically set forth to the contrary, all dollar amounts in this Annual Report refer to United States Dollars.

CORPORATE DEVELOPMENTS

Effective September 30, 2003, we sold substantially all of the assets of our First Aid Direct wholesale first aid and supply business to VDC Safety and Supply LLC, a limited liability company controlled by Van-Dyne Crotty, Inc. At the time of the sale, Van-Dyne Crotty was a principal shareholder of First Aid Direct, and a majority of our board of directors was affiliates of Van-Dyne Crotty. At the closing, Kevin M. Crotty, Stephen D. Smiley and James Striplen III, affiliates of Van Dyne-Crotty, resigned as directors of First Aid Direct. The purchase price for the assets disposed of was $1,215,000 and was paid at closing. Approximately $215,000 of the purchase price was used to retire the Company's indebtedness to Key Bank. The Company was also entitled to receive its accounts receivable ($259,150) collected by VDC First Aid and Safety Supply during the 120-day period following the closing. At closing, a $250,000 deposit against those accounts receivable was paid to the Company. The Company has recorded a gain on the sale of this product line of approximately $672,000. The purchase price for the assets was supported by a valuation and fairness opinion received from an unaffiliated financial consulting firm.

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

On April 1, 2004, 3323455 Canada Inc. changed its name to Spearhead Canada Limited, Inc.

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

Progestic, incorporated in 1983, generated revenues of $5,981,475 and sustained net losses of $(263,675) for its most recently completed fiscal year ended September 30, 2003. Progestic provides consulting services to Canadian government and private sector clients primarily in the areas of: problem solving to management designed to increase effectiveness and productivity, information technology and audit and audit-related services.

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

FSG, incorporated in 1993, generated revenues of $3,764,378 and sustained net losses of $(1,476) for its most recently completed fiscal year ended March 31, 2004. FSG provides consulting services to government and private sector clients primarily in the areas of knowledge management, business and technology solutions, tracking solutions, Government 0n-line (eGovernment), records and document information management systems.

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

On June 3, 2004 Spearhead Limited, Inc. sold/transferred its shares of Kischi Konsulting, Progestic International, Inc., FSG Consulting, Inc. and Spearhead Canada Limited to its wholly owned subsidiary Spearhead Management Canada Limited ("SMCL"). In exchange Spearhead Management Canada, Inc. issued 2,500,000 shares of common stock to Spearhead Limited, Inc.

On July 2, 2004, the Company changed its name to Spearhead Limited, Inc. As a result, effective, July 7, 2004, the trading symbol for the Company's common stock was changed to SPHE.

On December 19, 2004 Spearhead Management Canada, Limited negotiated a demand revolving operating loan with the Bank of Montreal (BMO) which provides borrowing up to $3,000,000 (CND), $2,498,840 (US) bearing interest at the banks prime rate plus 1% per annum. As at December 31, 2004 the wholly owned subsidiary SMCL was utilizing $1,353,833 (CDN), $1,126,317 (US).

Concurrently with the signing of the BMO facility Spearhead Limited, Inc. placed an insurance policy with Great American Insurance Company (GAI) effectively insuring all of the accounts receivable of its wholly owned subsidiary Spearhead Management Canada Limited.

Effective December 31, 2004 SMCL liquidated and dissolved all of its wholly-owned subsidiaries, namely Kischi Konsulting Inc., Progestic International Inc., FSG Consulting Inc. and Spearhead Management Canada Limited, in a wind-up thereby consolidating the operations into one company, Spearhead Management Canada Limited.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2004, we completed a private placement of 3,925,080 shares of our common stock, for an aggregate purchase price of $981,270 or $.25 per share. For each two shares purchased, investors were also issued a three-year warrant to purchase one additional share of common stock exercisable at $.30 per share. The Company issued common stock and warrants to purchase 477,134 shares of common stock to six accredited investors for an aggregate purchase price of $238,567; each warrant entitles the holder to purchase one share of common stock for $.30 per share during the 3 year period from the date of sale.

On March 17, 2004 the Company issued 6,000 shares of common stock to counsel to the Company for legal services rendered and issued an additional 10,000 shares of common stock to an unrelated third party as consideration for fixed assets acquired.

In June 2004, we completed a private placement of 592,941 shares of our common stock, for an aggregate purchase price of $504,000 or $.85 per share. For each share purchased, investors were also issued a three-year warrant to purchase one additional share of common stock exercisable at $1.00 per share during the three year period from the date of the sale. The Company sold 352,941 shares of common stock and warrants to purchase 352,941 shares of common stock to three accredited investors for an aggregate purchase price of $300,000; each warrant entitles the holder to purchase one share of common stock for $1.00 per share during the 3 year period from the date of sale. The Company sold 240,000 shares of common stock and warrants to purchase 240,000 shares of common stock to two accredited investors for an aggregate purchase price of $204,000; each warrant entitles the holder to purchase one share of common stock for $1.00 per share during the 3 year period from the date of sale.

On July 19, 2004 the Company sold 17,647 shares of common stock and warrants to purchase 17,647 shares of common stock to an accredited investor for an aggregate purchase price of $15,000; each warrant entitles the holder to purchase one share of common stock for $1.00 per share during the 3 year period from the date of sale.

In each of the foregoing transactions, each of the investors (a) had access to business and financial information about us, (b) was an accredited investor within the meaning of Rule 501(a) of Regulation D and had such experience in business and financial matters so that it was able to evaluate the risks and merits of an investment in us, (c) acknowledged that the securities were not registered under the Securities Act of 1933 and could not be transferred except in compliance with applicable securities laws, and (d) received securities bearing a legend describing the restrictions referred to in clause (c) above. No placement agent or broker dealer participated in the transaction and no commissions or similar compensation was paid. The transactions were exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof and the rules and regulations there under.

On June 29, 2004, the Company increased the number of shares of common stock it is authorized to issue to 200,000,000 shares, $.001 par value per share, and created a class consisting of 20,000,000 shares of blank check preferred stock, $.001 par value per share.

Item 2.  Description of Property

We currently maintain offices at 1900 Corporate Boulevard N.W., Suite 305 West, Boca Raton, Florida 33431.

Spearhead Management Canada Limited re-located to its current facility of 6,432 square feet of office space in Ottawa, Canada, in November 2004. The lease period runs from January 1, 2005 through March 31, 2010 and included a fixturing period from October 22, 2004 through December 31, 2004. This location is the central facility from which its business is conducted. Spearhead Management also leases an additional 3,627 square feet in Ottawa with the lease expiring in July 2007. Spearhead Management also leases an additional 1,687 square feet of office space in Toronto, Canada. The Toronto facility lease expires in July 2005 and will not be renewed. The leases are with unaffiliated third parties.

Item 3.  Legal Proceedings

On February 23, 2005 SMCL was served with an action in Ontario Superior Court alleging wrongful dismissal of Frederick Biggar, a former sales executive. The action seeks damages of $300,000. The Company intends to aggressively defend this action.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no maters substantial to security holdings in the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter bulletin board under the symbol "SPHE". From February 12, 2001 to October 31, 2003, our common stock was traded under the symbol "FADI". From November 1, 2003 to June 3, 2004, our common stock was traded under the symbol "TFAI". The following table sets forth the high and low bid prices our common stock for each fiscal quarter of 2004 and 2003. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.

  Period                                  High Bid            Low Bid
  ------                                  --------            -------
October 1, 2004 - December 31, 2004        $1.01                $.38
July 1, 2004 - September 30, 2004          $0.85                $.36
April 1, 2004 - June 30, 2004              $1.17                $.55
January 1, 2004 - March 30, 2004           $1.12                $.55
October 1, 2003 - December 31, 2003        $ .70                $.20
July 1, 2003 - September 30, 2003          $ .28                $.10
April 1, 2003 - June 30, 2003              $ .20                $.10
January 1, 2003 - March 30, 2003           $ .17                $.10

As of December 31, 2004, there were approximately 126 holders of record of our Common Stock.

We have not paid any dividends with respect to our Common Stock and have no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto, and other financial information included elsewhere herein. Our financial statements are prepared in conformity with U.S. General Accepted Accounting Principles.

Spearhead Limited, Inc.'s operations for the twelve months ended December 31, 2004 consists of twelve months of operation for Kischi Konsulting and seven months of operations for Progestic International and FSG Consulting.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 ("2004") Compared To Year Ended December 31, 2003 ("2003").

Operational results for the year-ended December 31, 2004 consist of twelve month of operations for Kischi Konsulting and seven month of operations for Progestic International and FSG Consulting as compared with only two months of Kischi Konsulting for 2003.

     o Revenues: The Company derives all of its revenues from its Canadian subsidiary. The widely publicized scandals in the Canadian government which lead to leadership changes in the recent elections resulted in a decreased demand for IT services. IT companies were presented with an increasingly competitive marketplace which translated into lower gross margins. Fortunately the majority of the Company's revenues are from fixed price contracts, many of which were already in place at the time of the election, enabled the Company to withstand the initial impact of marketplace changes. While the marketplace is still in a recovery stage the Company has weathered the storm by renegotiating sub-contractor fees, by consolidating its physical locations and by consolidating its processes and systems to create an efficient financial machine. Revenues were $13,246,417 for 2004 as compared to $1,378,070 for 2003.

     o Cost of Sales: Direct expenses are those costs paid to the sub-contracting consultants performing the services that generate revenues. Direct costs were $11,250,077 for 2004 as compared to $1,258,123 for 2003.

     o Gross Profit: Gross profit for 2004 amounted to $1,996,340 (15%) as compared to $119,947 (9%) in 2003 for a favorable variance of 6%. This increase in gross margin rate resulted, in part from the addition of Progestic and FSG as a portion of their revenues are derived from permanent staff/employees which enable the Company to generate higher gross margin rates.

     o Selling, General and Administrative Expense. The selling, general and administrative expenses for the year 2004 were $3,194,510 as compared to $337,201 for 2003. Selling, General and Administrative expenses remained constant at 24% of sales for the two years. Included in the 2004 expenses is $292,149 or 2.21% of revenues which were related to the acquisition of the two operating entities during June 2004.

     o Discounted Operations. During the year 2003, we sold our first aid and safety retail operations. The sales resulted in a gain after income taxes of $189,546 which off-set the loss of discontinued operations of $189,912 for a combined loss of $366 for 2003.

     o The net loss before income tax was $1,198,170 or 9.05% of revenues for 2004 as compared to a loss before income tax and discontinued operation of $217,254 or 15.77% of revenues for a positive variation of 6.72%. Overall the net loss per common share went from ($.01) in 2003 to ($.03) for 2004.

Liquidity and Capital Resources

Our primary ongoing sources of cash for operational purposes are net cash flows from operating activities, borrowings under a credit facility and loans from stockholders. Based upon management's projections and assessment of current market conditions, we believe we will have adequate liquidity to meet our needs for fiscal 2005. Our working capital at December 31, 2004 was ($482,998) as compared to ($204,900) at December 31, 2003.

With respect to our planned acquisition strategy, management believes that it will be able to provide the necessary cash needed for subsequent acquisitions from private placements.

   Term Loan Facilities

In December 2004, our operating subsidiary, Spearhead Manage Canada Limited negotiated a demand revolving operating loan with the Bank of Montreal (BMO) which provides borrowing up to $3,000,000 (CND), $2,498,840 (US) bearing interest at the banks prime rate plus 1% per annum. As at December 31, 2004 the wholly owned subsidiary SMCI was utilizing $1,353,833 (CDN), $1,126,317(US). The demand loan is secured by a first ranking registered security interest in favor of the bank over all of the property of the Company; corporate guarantee for $3,050,000 (CDN), $2,537,438 (US) from its parent company (Spearhead Limited, Inc.); assignment of accounts receivable insurance and fire insurance; subordination of dividends payable, funds due to parent company (Spearhead Limited, Inc.) and funds due a company controlled by a director.

   Borrowings

During 2004 the Company borrowed $885,000 (total borrowings of $1,485,000 less $600,000 repaid during 2004) from companies controlled by shareholders and a senior executive officer of the Company. The Company agreed to repay the loans with interest at a fixed rate of ten (10%) until maturity and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. Interest on overdue interest shall accrue and be payable at the interest rate. In addition, the lenders acquired warrants to purchase 395,001 shares of Company common stock at $.85 per share and 100,000 shares of Company common stock at $.50 per share. Interest of $194,125 has been included in the operating expenses of the business for the year ended December 31, 2004.

GENERAL

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

Over the past year, we have witnessed numerous developments in the Canadian economy, government, and marketplace that have had a significant impact on the IT professional services industry in the National Capital Region. With the change in government leadership, widely publicized government scandals and overall decreased demand for IT services, IT consulting companies are facing a changing marketplace that is increasingly competitive and fraught with uncertainty. Spearhead has always taken great pride in its ability to adapt and respond to changing market conditions and today is no different. We are committed to maintaining our dominate position in the IT professional service industry and will do so by anticipating and adapting to emerging trends and opportunity within our industry.

PLAN OF OPERATION

Our mission is to provide quality, client focused management consulting services to our clients to enable them to improve business performance through the efficient and effective use of information technology. In November 2004, Spearhead's Corporate Leadership Team identified five strategic initiatives that were deemed critical to achieving our growth objective:

     1.   Broaden our client base within the federal government;

     2. Expand our client base with Systems Integrators and Aboriginal companies;

     3.   Establish ourselves as leaders in strategic specialized practices;

     4.   Improve profitability (gross margins and bottom line); and

     5. Continue improvement of internal business processes to be more efficient.

In the year ahead, the primary goal for the sales organization will be to increase market share. In order to achieve this goal, the sales team will focus on maximizing revenue in our core accounts and diversifying into new government and department by winning RFP's in strategic accounts. This will be accomplished independently and in partnership with systems integrators that will allow us to target projects and accounts otherwise unattainable.

In support of Spearhead's key initiative, the HR and recruiting team will focus on improving Spearhead's profile with current and prospective consultants. The emphasis will be put on improving recruiting processes (be more proactive) to attract consultants with highly sought after skill sets, increasing our frequency of contact with the consultant community and ensuring employee satisfaction. These objectives have been established with the intent to improve upon Spearhead's overall corporate strategies and at the departmental level continue to focus on recruiting.

Special attention will be paid to our specialized practices: management and audit, knowledge management, and security services. Steady growth is anticipated for management and audit. Opportunities in knowledge management and RDIMS services continue to increase, however, our presence and focus has declined. Every effort will be made to gain the market share. Finally, several initiatives are currently being undertaken by government departments in the area of application security and physical security. We aim to establish a practice to compete in these spaces, with an ultimate goal of establishing ourselves as one of the leading firms to provide these services.

Finally, given that the Spearhead name and branding is relatively new, our marketing team will focus on getting the market to know us. Projects for this year include the re-branding of our web site, the development of fact sheets explaining our services, the transfer of our contracting vehicles and contact lists from existing entities to Spearhead, and, finally, the elaboration of a marketing strategy.

Spearhead has a strong team of dedicated individuals committed to achieving the vision set out in our strategic place. We are well positioned for the eventual improvement in the IT service market and are confident that we will achieve the financial targets set out in the plan, in spite of the challenging market conditions.

COMPANY RESOURCES

We maintain a database of over 2,500 consultants who are called upon to provide services on an as needed basis, depending upon the requirements of any particular assignment. Our database of consultants provides us with access to a diverse set of backgrounds, skill sets, experience and knowledge. In order to compete with larger consulting firms for significant government contracts, we often submits bid proposals as a participant in a joint venture formed with one or more other consulting firms who, collectively, are able to service all of the requirements of any particular project. Often, but not in all instances, we serve as the lead consultant in these joint venture projects.

CONSULTING SERVICES

Our Canadian subsidiary, through its predessors, has been providing IT consulting services since 1983. We generate revenues predominantly from fees for consulting services relating to the design, development, implementation, enhancement, support and maintenance of integrated systems that are custom-designed for our clients. Depending upon a client's needs, our service capabilities include:

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

COMPETITION

There is intense competition in the IT consulting market. We compete successfully with consulting firms that are significantly larger, better capitalized and possess greater fiscal and physical resources than we do. We believe that we will continue to effectively compete in this industry as:

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

CONSOLIDATION OF OPERATIONS

In 2004, our finance team consolidated their processes and systems to create an efficient financial machine. Their challenge for 2005 will be to integrate the Sales team's client and opportunity tracking system into their financial processes in a more efficient manner.

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

Item 7.  Financial Statements

The financial statements required in Item 7 are attached at pages F-1 through F-19 herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes to or disagreements with our accountants that are required to be disclosed.

Item 8A. Controls and Procedures

On February 25, 2005, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief
Financial Officer does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 8B. Other Information

None

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

               IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our current directors and executive officers, and their ages and positions with us:

--------------------------------------------------------------------------------
              Name                  Age               Position
--------------------------------------------------------------------------------
Michel L. Marengere                58     Chairman, Chief Executive Officer and
                                          Director
--------------------------------------------------------------------------------
Jacques R. Delorme                 61     Vice President and Director
--------------------------------------------------------------------------------
Scott Siegel                       51     Director
--------------------------------------------------------------------------------
Jeffrey N Tabin                    61     Chief Financial Officer
--------------------------------------------------------------------------------

MICHEL L. MARENGERE has been our Chairman, Chief Executive Officer and a director since October 31, 2003. He has also served as the Senior Partner of Gestion Edinov Inc. since February 1991. Gestion Edinov, located at 38 Place du Commerce, suite 10-515 Ile des Soeurs, (Quebec) Canada, H3E 1T8, specializes in corporate business development, mergers and acquisitions and financings. Mr. Marengere has also serves as President of Spearhead Management Canada, Inc., our wholly owned subsidiary.

JACQUES R. DELORME has been our Vice President and a member of our board of directors since October 31, 2003. He has also served as the Managing Partner of Servidel Inc. since May 1988. Servidel Inc is a marketing consulting firm specialized in the technology and the industrial sectors. Mr. Delorme has also served as a director of Spearhead Management Canada, Inc. our wholly owned subsidiary.

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

JEFFREY TABIN has served as our Chief Financial Officer since August 2001. He served as a director from August 2001 until October 2003. He has also served as CEO of abmmIndustries, Inc. a financial and IT consulting firm.

Our officers are elected annually at the first board of directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

                          CORPORATE GOVERNANCE MATTERS

Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors. We expect to establish an audit committee in 2005.

Board of Directors Independence. Our board of directors consists of three members. None of our directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. The Company intends on adding independent directors to the board in 2005.

Audit Committee Financial Expert. We do not yet have an audit committee and, therefore, we have no "audit committee financial expert" within the meaning of
Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions. When the Audit Committee is formed an appropriate financial expert will be added.

Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We have not yet adopted a Code of Ethics, nor are we under any legal obligation to do so. When we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the Company at its principal offices.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3, 4 and 5 furnished to us for the fiscal year ended December 31, 2004, no person subject to Section 16(a) of the Exchange Act based upon their relationship to us failed to timely file any of the foregoing reports, except that:

     o Michel L. Marengere, our Chief Executive Officer and a director, did not timely file a Form to report the issuance of 33,334 warrants on July 19, 2004, 50,000 warrants on November 3, 2004, and 25,000 warrants on November 19, 2004.

Item 10. Executive Compensation

Summary Compensation Table
--------------------------

The following table shows, for each of the three years ended December 31, 2004, the cash and other compensation paid by us to our President and Chief Executive Officer, and each other executive officer whose annual compensation was $100,000 or more.

Annual Compensation, Long Term Compensation

-------------------------------------------------------------------------------------------------------------
                                                                           Securities
     Name and                 Salary       Bonus           Other           Underlying         All Other
Principal Position   Year      (US$)       (US$)     Compensation (US$)     Options       Compensation (US$)
-------------------------------------------------------------------------------------------------------------
Michel L.           2004                                  240,000          150,000
Marengere,          2003                                   40,000          150,000
President and
Chief Executive
Officer
-------------------------------------------------------------------------------------------------------------
Scott Siegel        2004                                  150,000           50,000
                    2003        125,769      50,000        25,000          150,000
-------------------------------------------------------------------------------------------------------------

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

Effective November 1, 2003, we entered into a consulting agreement with Jeffrey Tabin, and his affiliated corporation, to provide us with consulting services. Under the consulting agreement Mr. Tabin serves as CFO, and his affiliated corporation is entitled to a consulting fee in the amount of $6,500 per month, plus applicable taxes. The term of the consulting agreement commenced November 1, 2003 and will terminate on October 31, 2004, subject to one additional twelve-month renewal term. Mr. Tabin's agreement has been extended for an additional twelve months through October 31, 2005. The agreement contains standard confidentiality provisions, as well as a non-compete provision covering a period of 12 months following termination of the agreement within the state of Florida. The non-compete provision may be shortened to three months or six months depending upon the basis for termination of the agreement.

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

On June 3, 2004 the Company borrowed $860,000 from Corporations controlled by shareholders. $560,000 from 373 Corp., a company controlled by a shareholder and senior executive officer of the Company and $150,000 from 3689697 Corp., a company controlled by a shareholder and $150,000 from 3113019 Corp., a company also owned by a shareholder. The Company agreed to repay the loans on September 3, 2004 with interest at a fixed rate of ten (10%) until maturity and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. Interest on overdue interest shall accrue and be payable at the interest rate. In addition, the lenders acquired 286,667 warrants to purchase Company stock at $0.85 per share, said warrants issued September 3, 2004 and expire September 2, 2007. The Company shall be entitled to prepay any amount outstanding under this loan at any time, without notice, penalty or bonus. The loan shall be governed by and interpreted and enforced in accordance with the laws of the Province of Quebec and the laws of Canada. On July 3, 2004 the Company borrowed an additional $100,000 from 373 Corp., a company controlled by a shareholder and senior executive officer of the Company. In addition, the lender acquired 33,334 warrants to purchase Company stock at $0.85 per share, said warrants issued September 3, 2004 and expire September 2, 2007. The Company agreed to repay the loans on September 3, 2004 with interest at a fixed rate of ten (10%) until maturity and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. On November 3, 2004 the Company borrowed an additional $150,000 from 373 Corp., a company controlled by a shareholder and senior executive officer of the Company. In addition, the lender acquired 50,000 warrants to purchase Company stock at $0.50 per share, said warrants issued November 3, 2004 and expire November 2, 2007. The Company agreed to repay the loans on December 31, 2004 with interest at a fixed rate of ten (10%) until maturity and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. On November 19, 2004 the Company borrowed an additional $75,000 from 373 Corp., a company controlled by a shareholder and senior executive officer of the Company and an additional $75,000 from 3689697 Corp., a company controlled by a shareholder and an additional $75,000 from 3113019 Corp., a company also owned by a shareholder. The Company agrees to repay the loans on December 31, 2004 with interest at a fixed rate of ten (10%) until maturity and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. In addition, the lenders acquired 75,000 warrants to purchase Company stock at $0.85 per share, said warrants issued November 19, 2004 and expire November 18, 2007. On December 19, 2004 the company repaid 3113019 Corp., $225,000 and 3689697 Corp., $225,000. All of the assets of the Canadian subsidiary Spearhead Management Canada, Limited have been pledged as collateral against these loans (they take a secondary position behind the Canadian subsidiary's (Spearhead Management Canada Limited) pledge of these assets against the Bank of Montreal loan facility (Note
4. Notes to Consolidated Financial Statements). Interest of $194,125 has been included in the operating expenses of the business for the year ended December 31, 2004.

Option/SAR Grants Table

The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2004 to each person named in the Summary Compensation Table.

-------------------------------------------------------------------------------------------------------------
                                      Number Of     % Of Total Options
                                       Shares            Granted To         Exercise Or
                                     Underlying     Employees In Fiscal      Base Price
              Name                 Options Granted          Year              $/Share       Expiration Date
-------------------------------------------------------------------------------------------------------------
Michel L. Marengere                        150,000           15%                $.30             10/31/06
-------------------------------------------------------------------------------------------------------------
Scott Siegel                                50,000           15%                $.30             10/31/06
-------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2004 by each person named in the Summary Compensation Table.

--------------------------------------------------------------------------------------------------------------------------
                    Shares                        Number of Shares Underlying        Values of Unexercised Options In the
                  Acquired on      ($) Value     Unexercised Options at Year End            Money At Year End
Name               Exercise       Realized (1)    Exercisable/Unexercisable              Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Michel L.            --             --                  150,000/150,000                     $106,500/106,500 (1)
Marengere
--------------------------------------------------------------------------------------------------------------------------
Scott Siegel         --             --                   50,000/50,000                         $35,500/35,500
--------------------------------------------------------------------------------------------------------------------------

(1) Based upon difference between the closing price of the common stock on December 31, 2004 and the exercise price of the options.

Securities Authorized for Issuance Under Equity Compensation Plans
-------------------------------------------------------------------

The following table sets forth information relating to our outstanding stock option plans as of December 31, 2004:

-------------------------------------------------------------------------------------------------------------
                                                                                 Number of Securities
                                                                                Remaining Available for
                        Number of Securities to Be     Weighted average       Future Issuance Under Equity
                        Issued Upon Exercise Price    Exercise price Of        compensation Plan (excluding
                         of Outstanding Options,      Outstanding Options,       securities reflected in
                         Warrants and Rights          Warrants and Rights             column a)
-------------------------------------------------------------------------------------------------------------
Equity Compensation                     0                       N/A                              0
Plans Approved by
Security Holders
-------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Not Approved by
Security Holders                      N/A                       N/A                            N/A
-------------------------------------------------------------------------------------------------------------
Options to Consultants          1,000,000                      $.30                      1,000,000
-------------------------------------------------------------------------------------------------------------
Total                           1,000,000                      $.30                      1,000,000
-------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, to the knowledge of management, concerning the beneficial ownership of shares of our common stock as of March 15, 2005 by:

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

Unless otherwise indicated, each person in the table has sole investment and voting power with respect to all shares shown as beneficially owned. Unless otherwise indicated the address of each beneficial owner is 21218 St Andrews Boulevard #509, Boca Raton, Fl 33433.

-------------------------------------------------------------------------------------------------------------
                                                                                           Percent of
                                                                                          Beneficially
                                                                                              Owned
                  Name and Address                          Number of Shares            Outstanding Shares
-------------------------------------------------------------------------------------------------------------
Michel L. Marengere                                          6,904,039(1)                   14.30%
-------------------------------------------------------------------------------------------------------------
Jacques R. Delorme                                           1,834,548(2)                    4.09%
-------------------------------------------------------------------------------------------------------------
Scott Siegel                                                 2,152,866(3)                    4.80%
-------------------------------------------------------------------------------------------------------------
Jeffrey Tabin                                                  301,500(4)                    0.67%
-------------------------------------------------------------------------------------------------------------
Officers and Directors as a group (4 persons)      11,192,953(1)(2)(3)(4)                   23.87%
-------------------------------------------------------------------------------------------------------------
3772-063 Canada Inc. 208 Sidney Cunningham                      4,600,000                   10.26%
Beaconsfield, Quebec, Canada H9W 6E4
-------------------------------------------------------------------------------------------------------------
Louis R.                                                        2,500,000                    5.58%
Glaser
74 Green Bush Crescent Thornhill,
Ontario, Canada L4J 5M5
-------------------------------------------------------------------------------------------------------------

(1) Consists of (a) 927,930 outstanding shares registered in the name of 3489566 Canada Inc. and 2,500,000 outstanding shares registered in the name of 9044-9273 Quebec Inc., corporations wholly-owned by Mr. Marengere, (b) 2,598,568 outstanding shares registered in the name of Wellgate International Inc., a corporation in which Mr. Marengere is a director and principal shareholder and in which he shares voting and investment powers,
     (c) 150,000 shares issuable upon exercise of presently exercisable options granted to Mr. Marengere and (d) 295,501 shares issuable upon exercise of presently exercisable warrants issued to 373 Florida Corp (controlled by Mr. Marengere) and (e) 432,540 shares issuable upon exercise of presently exercisable warrants issued to Wellgate International, Inc. Mr. Marengere disclaims beneficial ownership of the securities owned by Wellgate International, Inc., except to the extent of his pecuniary interest in such corporation.

(2) Consists of (a) 1,579,453 outstanding shares registered in the name of 9073-3395 Quebec Inc., a corporation wholly-owned by Mr. Delorme, (b) 205,095 shares being held in escrow but issuable within 60 days to Servidel, Inc., a corporation wholly-owned by Mr. Delorme and (c) 50,000 shares issuable upon exercise of presently exercisable options granted to Mr. Delorme.

(3) Consists of (a) 801,200 outstanding share registered in the name of Mr. Siegel, (b) 401,666 outstanding shares registered in name of Martha Siegel, the spouse of Mr. Siegel, (c) 400,000 outstanding shares registered in the name of Joshua Siegel, the son of Mr. Siegel, (d) 400,000 outstanding shares registered in the name of Martha Siegel as custodian for Jordan Siegel, the son of Mr. Siegel, and (e) 50,000 shares issuable upon exercise of currently exercisable stock options. The shares described in (a) through
     (d) of this note have been pledged to Van-Dyne Crotty, Inc. to secure payment of the purchase price for the shares.

(4)  Includes 50,000 options to purchase common stock.

Item 12. Certain Relationships and Related Transactions

Effective September 30, 2003, we sold substantially all of the assets of our First Aid Direct wholesale first aid and supply business to VDC Safety and Supply LLC, a limited liability company controlled by Van-Dyne Crotty, Inc. At the time of the sale, Van-Dyne Crotty was a principal shareholder of First Aid Direct, and a majority of our board of directors was affiliates of Van-Dyne Crotty. The purchase price for the assets disposed of was $1,215,000. The purchase price was paid at closing. Approximately $215,000 of the purchase price was used to retire First Aid Direct's indebtedness to Key Bank. First Aid Direct also received those of its accounts receivable ($259,150 at June 30, 2003) collected by VDC First Aid and Safety Supply during the 120-day period following the closing. At closing, a $250,000 deposit against those accounts receivable was paid to First Aid Direct. The purchase price for the assets was supported by a valuation and fairness opinion received from Stenton Leigh Capital Corp., an unaffiliated financial consulting firm. Holders of more than a majority of our outstanding shares voted, in person or by proxy, in favor of the sale of assets at a meeting of shareholders held on September 30, 2003. The shares owned Van Dyne-Crotty and its affiliates were voted at the shareholders' meeting in the same proportion as the votes cast by the disinterested shareholders of First Aid Direct. Following the sale of assets, Van Dyne-Crotty and its affiliates sold 1,701,200 shares of our common stock, or approximately 50% of our then outstanding shares, to Scott Siegel and members of his immediate family. Mr. Siegel was our President, Chief Executive Officer and a director up until the time of closing. The shares were sold for an aggregate purchase price of $187,132, or approximately $.11 per share. A portion of the purchase price is evidenced by promissory notes issued to the sellers, and payment of the notes is secured by the shares sold to Mr. Siegel and his family.

For the years ended December 31, 2003 approximately $769,000 or 30% of revenue and $1,071,000 was derived from sales to Van-Dyne Crotty, Inc., our former majority stockholder. From February 2002 until September 20, 2003, we granted the stockholder a five percent discount from previous price levels to meet competitive market prices and the increasing volume of purchases being made by the stockholder.

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

In February 2004, we completed a private placement of an aggregate of 3,925,080 shares of our common stock, for an aggregate purchase price of $981,270 or $.25 per share. For each two shares purchased, investors were also issued a warrant to purchase one additional share of common stock. Each warrant entitles the holder to purchase one share of common stock for a period of three years, at an exercise price of $.30 per share. Among the purchasers in this offering was Wellgate International, Inc., an affiliate of Michel L. Marengere, our Chief Executive Officer. Wellgate, which purchased 865,080 shares and 432,540 warrants for a purchase price of $216,258, participated in the offering on the same terms and conditions as other investors. $195,578 of the purchase price was paid by offsetting indebtedness in like amount due from 3323455 Canada Inc. to Mr. Marengere. The shares and warrants were sold pursuant to the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations See also Item 1. See also Item 10, Executive Compensation.

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

         (a) The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

             i.   Report of Independent Certified Public Accountants

             ii.  Consolidated balance sheet as of December 31, 2004

             iii. Consolidated statements of operations for the years ended
                  December 31, 2003 and 2004

             iv. Consolidated statements of shareholders' equity for the years ended December 31, 2003 and 2004

             v. Consolidated statements of cash flows for the years ended December 31, 2003 and 2004

             vi.  Notes to consolidated financial statements.

        (b) The following Exhibits are filed as part of this Report on Form 10-KSB:

--------------------------------------------------------------------------------
Exhibit No.                  Exhibit Description
--------------------------------------------------------------------------------
2.1 Asset Purchase Agreement dated August 29, 2003 between First Aid Direct, Inc. and VDC First Aid & Safety Supply, LLC (1)
--------------------------------------------------------------------------------
2.2 Share Exchange Agreement dated October 20, 2003 between Total First Aid, Inc. And the Shareholders of 3323455 Canada Inc. (2)
--------------------------------------------------------------------------------
2.3 Share Purchase Agreement dated September 30, 2003 between 3323455 Canada Inc., David Vincent, Jocelyn Mulder, Yvon Dompierre, 3563405 Canada Inc., 3563456 Canada Inc., Kischi Konsulting Inc., 2906694 Canada Inc. and 3054276 Canada Inc. (3)
--------------------------------------------------------------------------------
2.4 Asset Purchase Agreement dated November 14, 2003 between Total First Aid, Inc., and Roehampton Aid Corp. (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit No.                  Exhibit Description
--------------------------------------------------------------------------------
3.1.1      Articles of Incorporation (5)
--------------------------------------------------------------------------------
3.1.2      Articles of Amendment dated December 5, 1997
--------------------------------------------------------------------------------
3.1.3      Articles of Amendment dated January 24, 2000
--------------------------------------------------------------------------------
3.1.4      Articles of Amendment dated October 27, 2003
--------------------------------------------------------------------------------
3.2        By-Laws
--------------------------------------------------------------------------------
10.1 Consulting Agreement dated as of November 1, 2003 with Michel L. Marengere* **
-----------------------------------------------------
10.2       Consulting Agreement dated as of November 1, 2003 with Jacques R.
           Delorme* **
--------------------------------------------------------------------------------
10.3       Consulting Agreement dated as of November 1, 2003 with Scott Siegel*
           **
--------------------------------------------------------------------------------
10.4       Consulting Agreement dated as of November 1, 2003 with Jeffrey N
           Tabin* **
--------------------------------------------------------------------------------
10.5 Asset Purchase Agreement dated February 17, 2004 between Total 8K/Airst Aid, Inc. and 3323455 Canada Inc. Amended
--------------------------------------------------------------------------------
10.6       Proxy Statement Annual Meeting dated June 4, 2004
--------------------------------------------------------------------------------
10.7       Asset Purchase Agreement dated June 17, 6004 between Spearhead
           Limit, Inc. and Progestic International, Inc. and FSG Consulting, Inc. 8K
--------------------------------------------------------------------------------
10.8       Asset Purchase Agreement dated June 17, 6004 between Spearhead
           Limit, Inc. and Progestic International, Inc. and FSG Consulting, Inc. 8K/A
--------------------------------------------------------------------------------
31.1       CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
           of 2002
--------------------------------------------------------------------------------
31.2       CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
           of 2002
--------------------------------------------------------------------------------
32.1       CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002
--------------------------------------------------------------------------------
32.2       CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002
--------------------------------------------------------------------------------

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

(3) Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed November 11, 2003.

(4) Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 23, 2003.

(5) Incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form 10SB filed May 15, 2000.

*    Filed herewith
**   Compensatory Agreement.

        (c) During the last quarter of the fiscal year ended December 31, 2004, the Company filed no reports on Form 8-K.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided for the 2004 and 2003 fiscal year.

                              Fiscal 2004                   Fiscal 2003
                              -----------                     -----------
Audit Fees                     $76,381                         $19,376
Audit-Related Fees                                               6,157
Tax Fees                         3,900                           2,000
All Other Fees                       0                               0
                               -------                         -------
Total                          $80,281                         $27,533
                               =======                         =======

Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors, Margolies, Fink & Wichrowski, CPAs in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Tax Fees -- This category consists of professional services rendered by Glen C. Sandager C.P.A., P.A. for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees -- This category consists of fees for other miscellaneous items.

The Board of Directors has adopted a procedure for pre-approval of all fees charged by Margolies, Fink & Wichrowski, the Company's independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to Margolies, Fink & Wichrowski with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Boca Raton, Florida on the 16th day of March 2005.

                                Spearhead Limited, Inc.

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

   Signature                        Title                               Date
   ---------                        -----                               ----
/s/ Michel L. Marengere       Chairman of the                     March 16, 2005
---------------------------   Board of Directors, Chief
Michel L. Marengere           Executive Officer, and
                              Director

/s/ Jacques R. Delorme        Vice President and                  March 16, 2005
---------------------------   Director
Jacques R. Delorme

/s/ Scott Siegel              Director                            March 16, 2005
---------------------------
Scott Siegel

/s/ Jeffrey Tabin             Chief Financial Officer             March 16, 2005
---------------------------
Jeffrey Tabin

                             SPEARHEAD LIMITED, INC.

                                TABLE OF CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet                               F-3

         Consolidated Statements of Operations                    F-4

         Consolidated Statements of Stockholders' Equity          F-5

         Consolidated Statements of Cash Flows                    F-6

         Notes to Consolidated Financial Statements            F-7 - F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Spearhead Limited, Inc.

We have audited the accompanying consolidated balance sheet of Spearhead Limited, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spearhead Limited, Inc. and Subsidiary, as of December 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with United States generally accepted accounting principles.



/s/ Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
March 1, 2005

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS

Current assets:
   Cash                                                       38,396
   Accounts receivable - trade                             3,026,148
   Accounts receivable - other                               110,002
   Prepaid expenses                                          382,805
   Deferred income taxes                                     166,389
                                                         -----------

     Total current assets                                  3,723,740

Property and equipment, net                                  204,844
Goodwill                                                   2,743,091
Deferred income taxes                                         22,875
                                                         -----------

                                                         $ 6,694,550
                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Line of credit                                          $ 1,126,317
 Accounts payable and accrued expenses                     2,167,626
 Loans payable - stockholder                                 885,000
 Income taxes payable                                         27,795
                                                         -----------

     Total current liabilities                             4,206,738

Stockholders' equity:
   Common stock, $.001 par value; 200,000,000 shares
     authorized, 40,058,071 issued and outstanding            40,058
   Common stock to be issued                                 504,000
   Additional paid-in capital                              3,108,355
   Retained deficit                                       (1,291,028)
   Accumulated other comprehensive loss                      126,427
                                                         -----------
     Total stockholders' equity                            2,487,812
                                                         -----------
                                                         $ 6,694,550
                                                         ===========

          See accompanying notes to consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                             2004               2003
                                                         ------------      ------------
Consulting revenues                                      $ 13,246,417      $  1,378,070

Direct expenses                                            11,250,077         1,258,123
                                                         ------------      ------------

     Gross profit                                           1,996,340           119,947

Selling, general and administrative expenses                3,194,510           337,201
                                                         ------------      ------------

Loss from continuing operations before income taxes        (1,198,170)         (217,254)

Provision (benefit) for income taxes                         (150,315)           25,553
                                                         ------------      ------------

Loss from continuing operations                            (1,047,855)         (242,807)
                                                         ------------      ------------

Discontinued operations:
   Income (loss) from discontinued operations,
     less applicable income taxes of
     $(114,359) and $109,127, respectively                         --          (189,912)

   Gain on disposal of discontinued operations, less
     applicable income taxes of $114,359                           --           189,546
                                                         ------------      ------------

     Total discontinued operations                                 --              (366)
                                                         ------------      ------------

Net loss                                                 $ (1,047,855)     $   (243,173)
                                                         ============      ============

Net loss per common share:

     Continuing operations                               $      (0.03)     $       (.01)
     Discontinued operations                                       --                --
                                                         ------------      ------------

       Net loss per common share                         $      (0.03)     $       (.01)
                                                         ============      ============

       Weighted average number of shares -
          Basic and diluted                                39,015,152        31,345,778
                                                         ============      ============

          See accompanying notes to consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                 Common          Common        Additional      Retained          Accumulated            Total
                Number of        Stock -        Stock To        Paid-in        Earnings         Comprehensive       Stockholders'
                  Shares        Par Value      Be Issued        Capital        (Deficit)        Income (Loss)          Equity
                ----------      ---------      ----------      ----------      ----------       --------------      --------------
Balance,
 January 1,
 2003
 (restated)     30,677,285        $30,677       $      --      $  460,766     $        --             $     --         $   491,443


Common stock
 issued to
 acquire
 subsidiary      4,000,000          4,000              --         436,000              --                   --             440,000

Common stock
 sold                   --             --         703,700              --              --                   --             703,700

Comprehensive
 loss:
  Net loss              --             --              --              --        (243,173)                  --            (243,173)

  Foreign
   currency
   translation
   gain (loss)          --             --              --              --              --              (13,484)            (13,484)
                                                                                                                       -----------

Total
 comprehensive
 loss                   --             --              --              --              --                   --            (256,657)
                ----------        -------       ---------      ----------     -----------             --------         -----------

Balance,
 December 31,
 2003           34,677,285         34,677         703,700         896,766        (243,173)             (13,484)          1,378,486

Common stock
 issued          2,815,000          2,815        (703,700)        700,885              --                   --                  --

Common stock
 issued to
 acquire
 subsidiary      1,422,059          1,422              --       1,205,328              --                   --           1,206,750

Common stock
 sold            1,127,727          1,128         504,000         291,692              --                   --             796,820

Common stock
 issued in
 exchange for
 fixed asset        10,000             10              --           7,990              --                   --               8,000

Common stock
 issued in
 exchange for
 services            6,000              6              --           5,694              --                   --               5,700

Comprehensive
 loss:
  Net loss              --             --              --              --      (1,047,855)                  --          (1,047,855)

  Foreign
   currency
   translation
   gain                 --             --              --              --              --              139,911             139,911
                                                                                                                       -----------

Total
 comprehensive
 loss                   --             --              --              --              --                   --            (907,944)
                ----------        -------       ---------      ----------     -----------             --------         -----------

Balance,
 December 31,
 2004           40,058,071        $40,058       $ 504,000      $3,108,355     $(1,291,028)            $126,427         $ 2,487,812
                ==========        =======       =========      ==========     ===========             ========         ===========

          See accompanying notes to consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                              2004             2003
                                                          -----------      -----------
Cash flows from operating activities:
     Net loss                                             $(1,047,855)     $  (243,173)
                                                          -----------      -----------
Adjustments to reconcile net loss to net cash used
for operating activities:
     Depreciation and amortization                             73,662            1,301
     Foreign exchange gain                                    139,911               --
     Gain on sale of discontinued operations                       --         (303,905)
     Provision for doubtful accounts                               --          (12,000)
     Inventory valuation allowance                                 --           (9,000)
     Change in assets and liabilities, net of effects
       of acquisition and dispositions:
        (Increase) decrease in accounts receivable           (516,486)         399,158
        (Increase) decrease in inventories                         --          116,611
        (Increase) decrease) in prepaid expenses             (285,333)          14,552
        (Increase) decrease in income taxes future           (189,264)              --
        Increase (decrease) in accounts payable and
           accrued expenses                                  (422,865)        (462,507)
                                                          -----------      -----------

           Total adjustments                               (1,200,375)        (255,790)
                                                          -----------      -----------

     Net cash used for operating activities                (2,248,230)        (498,963)
                                                          -----------      -----------

Cash flows from investing activities:
     Purchase of equipment                                    (52,345)          (7,019)
     Proceeds from sale of discontinued operations                 --        1,249,383
     Acquisition of subsidiary                               (816,500)      (1,115,682)
                                                          -----------      -----------

     Net cash used for investing activities                  (868,845)         126,682
                                                          -----------      -----------

Cash flows from financing activities:
     Borrowings on line of credit                           1,122,460               --
     Proceeds from sale of common stock                       810,520          703,700
     Net borrowings from stockholders                         885,000               --
                                                          -----------      -----------

Net cash provided by financing activities                   2,817,980          703,700
                                                          -----------      -----------

Net increase (decrease) in cash                              (299,095)         331,419

Cash at beginning of period                                   337,491            6,072
                                                          -----------      -----------

Cash at end of period                                     $    38,396      $   337,491
                                                          ===========      ===========

Supplement disclosures of cash flow information:

     Cash paid for interest                               $    87,851      $     2,062
                                                          ===========      ===========

Supplemental disclosure of noncash investing and financing activities:

     Issuance of common stock for equipment               $     8,000      $        --
                                                          ===========      ===========

     Issuance of common stock for services                $     5,700      $        --
                                                          ===========      ===========

          See accompanying notes to consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

         On October 31, 2003, the stockholders of 3323455 Canada Inc. ("3323"), a Canadian company, exchanged all of their issued and outstanding shares for shares of Total First Aid, Inc. The exchange was accounted for as a recapitalization of the Company, wherein the shareholders of 3323 retained the majority of the outstanding stock of Total First Aid, Inc. after the merger. (see Note 2) At the time of the acquisition, both companies were substantially inactive. Collectively, 3323 and Total First Aid, Inc. are known as the "Company".

         Additionally on October 31, 2003, the Company acquired Kischi Konsulting Inc., 2906694 Canada Inc., and 3054276 Canada Inc, all Canadian companies, which was accounted for as a purchase and at that time were wholly-owned subsidiaries of the Company.

         The consolidated Statements of Operations and Cash Flows present the operations of the Company, and the acquired subsidiaries from date of acquisition. The operations of First Aid Direct, Inc. that were sold during the year 2003 have been reflected in discontinued operations. Certain expenses, totaling $749,090, incurred by 3323 as part of the acquisition and reorganization have been included as recapitalization costs and reflected in the Statement of Stockholders' Equity.

         During the year ended December 31, 2004, Total First Aid Inc. changed its name to Spearhead Limited, Inc. Additionally on June 3, 2004, the Company acquired Progestic International and FSG Consulting and those operations have been included in the consolidated statement of operations since the date of acquisition. Furthermore, on December 31, 2004 all subsidiaries were merged into Spearhead Management Canada Limited, Inc., the only subsidiary as of December 31, 2004.

         All amounts included in the consolidated financial statements are reflected in US dollars, except where it is indicated as Canadian dollars (CDN).

     (b) Business

         The Company is currently in the business of providing a range of information technology consulting and outsourcing services designed to enhance clients' business performance through the efficient and effective use of information technology.

     (c) Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary, Spearhead Management Canada Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     (g) Goodwill

         Goodwill represents the excess of cost over fair value of net assets acquired through December 31, 2004. The Company had previously adopted SFAS 142 effective January 1, 2002. With the adoption of SFAS 142, goodwill is not subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company performed an additional fair-value based impairment test as of December 31, 2004, and no impairment charge was deemed necessary.


     (h) Revenue Recognition, work-process and deferred contract revenue

           i. Revenue from fixed price contracts is recognized in accordance with the percentage-of-completion method of accounting. Degree of completion is generally based on predetermined milestones within the contracts. The effect of changes to total estimated income for each contract is recognized in the period in which the determination is made and losses, if any, are recognized fully when anticipated.

           ii. Work in progress represents unbilled work which results from the excess of contract costs and profits recognized to date on the percentage-of-completion accounting method over billings to date. Work-in-progress was non-material and has been included in other accounts receivable.

           iii. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage-of-completion accounting method. Deferred contract revenue was non-material and has been included in other accounts receivable.

     (i) Advertising

         Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2004 and 2003 were approximately $3,200 and $20,000, respectively.

     (j) Long-lived assets

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized by comparing the fair value of assets to their carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, fewer costs to sell. The Company has determined that no impairment losses need to be recognized through the fiscal year ended December 31, 2004.

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

         In December 2003, the issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), rescinded the accounting guidance contained in SAB 101, "Revenue Recognition in Financial Statements," and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company's adoption of SAB 104 did not have any impact on its financial statements.

         In July 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock" ("EITF 02-14") EITF 002-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company's financial statements.

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we will be adopting SFAS 123R effective July 1, 2005.

         As such, effective with the Company's fiscal quarter ending September 30, 2005, SFAS 123R will eliminate the Company's ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements.

         On December 21, 2004, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earning Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 (the "Act") was enacted on October 22, 2004, and introduces, among other things; a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP 109-2 was issued to allow additional time for companies to determine whether any foreign earnings will be repatriated under the Act's repatriation provision, given the law was enacted late in the year and certain provisions are unclear. Under FSP 109-2, companies that take the additional time are required to provide disclosures about the status of the Company's evaluation and the potential effects of its decision. FSP 109-2 is effective for the year ended December 31, 2004. The adoption of this standard does not have an effect on the Company's financial statements.

         SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"), was issued in December 2004. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), provides the basic principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, APB 29 includes certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring on or after July 1, 2005. The adoption of this standard does not have an effect on the Company's financial statements.

         On March 9, 2004, the U.S. Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin ("SAB") 105, Application of Accounting Principles to Loan Commitments ("SAB 105"), in which the SEC Staff expressed their view that the fair value of recorded loan commitments, including interest rate lock commitments ("IRLCs"), that are required to follow derivative accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), should not consider the expected future cash flows related to the associated servicing of the loan. The adoption of this standard does not have an effect on the Company's financial statements.

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

Acquisition of Companies
---------------------------

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

On June 3, 2004, Spearhead Limited, Inc. (the "Company") acquired all of the issued and outstanding capital stock of Progestic International Inc. ("Progestic") and FSG Consultants Inc. ("FSG"). Each of the acquired companies is a Canadian corporation engaged in providing information technology-related consulting services. Progestic and FSG were each operated as a wholly-owned subsidiary of the Company until the merger was effected on December 31, 2004.

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

On June 3, 2004 Spearhead Limited, Inc. sold/transferred its shares of Kischi Konsulting, Progestic International, Inc., FSG Consulting, Inc. and Spearhead Canada Limited, Inc. to its wholly owned subsidiary Spearhead Management Canada Limited. In exchange Spearhead Management Canada Limited issued 2,500,000 shares of common stock to Spearhead Limited, Inc.

The goodwill recognized on the acquisitions represents the actual stock issued and cash paid in excess of the fair market value of all the net assets acquired in the transactions.

The following unaudited pro forma information has been prepared assuming Progestic and FSG had been acquired as of the beginning of the period presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results.


     Pro forma Information (unaudited)

        Consulting revenue                               $ 20,326,355

        Net loss from continuing operations                  (239,960)
        Loss per share from continuing operations        $       (.01)


(3) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation as of December 31, 2004:


                                                     Estimated
                                                    Useful Lives
                                                    ------------
Furniture and equipment              $   279,818      5 years
Less accumulated depreciation            (74,974)
                                     -----------
                                     $   204,844
                                     ===========

Depreciation expense for the years ended December 31, 2004 and 2003 was $73,662 and $1,301 respectively.

(4) LINES OF CREDIT

The Company's Canadian subsidiary (Spearhead Management Canada Limited) has a demand revolving operating loan which provides for borrowing up to $3,000,000
(CDN), $2,495,840 (US), bearing interest at the Canadian bank's prime rate plus 1% per annum. As of December 31, 2004 $1,353,833 (CDN), $1,126,317 (US) is
outstanding. The demand loan is secured by a first ranking registered security interest in favor of the bank over all of the property of the Company; corporate guarantee for $3,050,000 (CDN), $2,537,438 (US) from its parent company (Spearhead Limited, Inc.); assignment of accounts receivable insurance and fire insurance; subordination of dividends payable, funds due to parent company (Spearhead Limited, Inc.) and funds due a company controlled by a director.


(5) COMMITMENTS AND CONTINGENCIES

Leases
------

The Company's Canadian subsidiary has entered into long-term lease agreements with minimal annual lease obligations, exclusive of escalation costs as follows:

            2005                               $   129,621
            2006                                   118,988
            2007                                   100,708
            2008                                    73,134
            2009                                    71,009
            Thereafter                              17,752
                                               -----------
                                               $   511,212
                                               ===========

Rent expense during the years ended December 31, 2004 and 2003 was $117,152 and $142,243, respectively.

Contingency
-----------

Effective June 3, 2003 the Company has engaged two consultants for a term of two twelve month periods at a rate of $90,000 per annum, with one twelve month renewal option.

The Company is contingently liable in the amount of $104,513 for services rendered by legal counsel for third parties on behalf of a former subsidiary which was subsequently wound-up into the Company. In the opinion of management, this debt had been settled and no balance is owing. No provision for possible losses therein has been reflected in the accounts of the Company.

(6) RELATED PARTY TRANSACTIONS

Consulting Agreements
---------------------

Effective November 1, 2003 the Company entered into a consulting agreement with the C.E.O. for two years at a rate of $240,000 per annum, with a one year renewal option. The Company also entered into consulting agreements with a director for two twelve month periods at a rate of $150,000 per annum, with a twelve month renewal option, and another director for two twelve (12) month periods providing for consulting services at a rate of $90,000 per annum, with a twelve month renewal option and a consulting agreement with an officer for a twelve month period at an annual rate of $66,000 with a twelve month renewal option which was renewed at an annual rate of $78,000.

Loans from Related Parties
--------------------------

During 2004 the Company borrowed $1,485,000 and repaid $600,000 from companies controlled by shareholders and a senior executive officer of the Company. The Company agreed to repay the loans with interest at a fixed rate of ten (10%) until maturity and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. Interest on overdue interest shall accrue and be payable at the interest rate. In addition, the lenders acquired warrants to purchase 395,001 shares of Company common stock at $.85 per share and 100,000 shares of Company common stock at $.50 per share. There was $885,000 (due to a company controlled by a shareholder and senior executive officer of the Company) outstanding as at December 31, 2004. Interest of $194,125 has been included in the operating expenses of the business for the year ended December 31, 2004.

Sales to Prior Stockholder
--------------------------

During the year ended December 31, 2003, approximately $769,000 or 30% of revenue was derived from sales to the majority stockholder who acquired the retail operations on December 16, 1999, and maintained a five year product supply agreement with the majority stockholder. In February 2002, the Company granted, and continued to grant the stockholder a five percent discount from previous price levels to meet competitive market prices and the increasing volume of purchases being made by the stockholder, until the sale on September 30, 2003(see Note 2).

Other
-----

During the year, one of the Company's subsidiaries incurred management fees of $41,205 with companies owned by the prior directors. These transactions are included in the normal course of operations and measured at the exchange amount, which is the amount established and accepted by the parties.

In addition, the Company had the following transactions and balances with related parties:
                                                         2004      2003
                                                       --------  --------
    Expense reimbursement to its director for
     expenditures made on behalf of the Company        $ 27,505  $ 18,814
    Salaries and fees paid to directors and officers   $235,329  $ 40,000


(7) INCOME TAXES

The components of the provision for income taxes (benefit) provided on continuing operations are:

                                      Current        Deferred       Total
                                    ----------     ----------    -----------

Year ended December 31, 2004
         Federal                    $       --     $       --    $       --
         State                              --             --            --
         Foreign                        16,074       (166,389)      (150,315)
                                    ----------     ----------    -----------

                  Total             $   16,074     $ (166,389)   $  (150,315)
                                    ==========     ==========    ===========

Year ended December 31, 2003
         Federal                    $       --     $       --    $        --
         State                              --             --             --
         Foreign                        25,553             --         25,553
                                    ----------     ----------    -----------

                  Total             $   25,553     $       --    $    25,553
                                    ==========     ==========    ===========

The components of the provision for income taxes (benefit) provided on total discontinued operations on a net basis are:

                                      Current        Deferred       Total
                                    ----------     ----------    -----------
Year ended December 31, 2004
         Federal                    $       --     $       --    $        --
         State                              --             --             --
         Foreign                            --             --             --
                                    ----------     ----------    -----------

                  Total             $       --     $       --    $        --
                                    ==========     ==========    ===========

Year ended December 31, 2003
         Federal                    $   (3,621)    $    3,621    $        --
         State                            (387)           387             --
         Foreign                            --             --             --
                                    ----------     ----------    -----------

                  Total             $   (4,008)    $    4,008    $        --
                                    ==========     ==========    ===========


A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                         2004         2003
                                                     -----------   -----------

  Tax provision at the statutory rate of 34%         $  (407,000)  $   (74,000)
  State income taxes, net of federal income tax               --            --
  Benefit of foreign net operating loss                 (166,000)           --
  Increase (decrease) in deferred tax valuation
     allowance                                           400,000       113,000
  Foreign income taxes, other                             16,000        26,000
  Other                                                   (7,000)      (39,000)
                                                     -----------   -----------

                                                     $  (150,000)  $    26,000
                                                     ===========   ===========

The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2004 and 2003 are as follows:

                                                         2004         2003
                                                     -----------   -----------

  Net operating loss carryforward - U.S.             $   488,000   $    87,000
  Net operating loss carryforward - Foreign            1,287,000     1,121,000
  Depreciation and amortization                           (2,800)       (2,000)
  Less valuation allowance, Foreign NOL               (1,121,000)   (1,090,000)
  Less valuation allowance, other                       (485,200)     (116,000)
                                                     -----------   -----------

    Net deferred tax asset                           $   166,000   $        --
                                                     ===========   ===========

As of December 31, 2004, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a significant valuation allowance has been established. The net change in the valuation allowance for the years ended December 31, 2004 and 2003 was a $400,200 increase and a $1,203,000 increase, respectively.

At December 31, 2004 and 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,434,000 and $170,000, which are available to offset future taxable income, if any, through 2024.

At December 31, 2004, and 2003 the Company had net operating loss carryforwards for foreign income tax purposes of approximately $3,780,000 and $3,190,000, respectively, which are available to offset future taxable income, if any, through 2011.

(8) COMMON STOCK

On October 31, 2003 Total First Aid, Inc. authorized the issuance of 26,692,285 shares of its common stock in exchange for all of the issued and outstanding shares of 3323455 Canada Inc. The Company then issued 4,000,000 shares of its common stock to acquire the additional Canadian subsidiaries as detailed in (see
Note 2.)

During the year ended December 31, 2004 the Company issued 2,815,000 shares of common stock ($703,700) which had been sold through a "Securities Purchase Agreement" during 2003, but had not yet been issued. Each share of common stock sold entitles the shareholder to one-half a warrant, exercisable at $.30 per share for a period of three years, expiring on October 30, 2006. The warrants were immediately exercisable.

The Company also sold an additional 1,110,080 shares ($277,820) of its common stock at $.25 per share. Each share of common stock purchased entitles the shareholder to one-half a warrant, exercisable at $.30 per share for a period of three years, expiring on October 30, 2006. The warrants were immediately exercisable. In 2004 the Company issued 17,647 shares ($15,000) of its common stock at $.85 per share, which had been sold through a "Securities Purchase Agreement". Each share of common stock purchased entitles the shareholder to one warrant, exercisable at $1.00 per share for a period of three years, expiring on October 31, 2006. The warrants were immediately exercisable.

In conjunction with the two acquisitions during June 2004, the Company issued 863,824 shares of common stock for the acquisition of Progestic International and another 558,235 shares of common stock for the acquisition of FSG Consulting.

The Company sold an additional 592,941 shares at $.85 per share ($504,000), through a "Securities Purchase Agreement". These shares remain un-issued as of December 31, 2004. Each share of common stock purchased entitles the shareholder to one warrant, exercisable at $1.00 per share for a period of three years, expiring on October 31, 2006.

Finally, the Company issued 10,000 shares ($8,000) of its common stock at $.80 per share for fixed assets and also issued 6,000 shares ($5,700) of its common stock at $.95 per share for services. Both of these transactions were with unaffiliated third parties.

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

In 2004, the Company issued 1,962,540 options as part of a "Securities Purchase Agreement" which entitles the owner of the option the right to purchase the common stock of the Company at $.30 per share. The exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options. The options vest immediately and expire in three years from the grant date.

In 2004 the Company issued 17,647 options as part of a "Securities Purchase Agreement" which entitles the owner of the option the right to purchases the common stock of the Company at $1.00 per share. The exercise price was established at the fair market value of the common stock at the date of grant and vested immediately and expires in three years from the grant date.

In 2004 the Company issued 700,000 options as part of the acquisition of Progestic International and FSG Consulting which entitled the owner of the option the right to purchase the common stock of the Company at $1.00 per share. The exercise price was established at the fair market value of the common stock at the date of grant and vested immediately and expires in three years from the grant date.

In 2004 the Company issued 395,001 options as part of the loan agreements between the Company and the lenders, which entitles the owner to purchase the common stock of the Company at $.85 per share. The exercise price was established at the fair market value of the common stock at the date of grant and vested immediately and expires in three years from the grant date. In 2004 the Company issued 100,000 options as part of the loan agreements between the Company and the lenders, which entitles the owner to purchase the common stock of the Company at $.50 per share. The exercise price was established at the fair market value of the common stock at the date of grant and vested immediately and expires in three years from the grant date.

In 2004, the Company sold 592,941 (un-issued as at December 31, 2004) shares of common stock options as part of a "Securities Purchase Agreement" which entitles the owner of the option the right to purchases the common stock of the Company at $.85 per share. The exercise price was established as the fair market value of the common stock at the date of grant and the options vest immediately and expire in three years from the grant date.

A summary of the Company's stock options is detailed as follows:

                                            Number         Weighted
                                          of Shares      Average Price
                                          ---------     ---------------

     Outstanding at December 31, 2002            --
        Granted                           1,000,000        $    0.30
        Exercised                                --
                                          ---------
     Outstanding at December 31, 2003     1,000,000        $    0.30
       Granted                            3,768,129        $    0.94
       Exercised                                 --
                                          ---------        ---------
     Outstanding at December 31, 2004     4,768,129        $    0.54
                                          =========        =========


The following table summarizes additional information about all of the stock options outstanding at December 31, 2004:

                   Outstanding options                       Exercisable options
     --------------------------------------------    -----------------------------------

                                      Weighted
                                       average
        Range of                      remaining      Weighted                  Weighted
     exercise prices     Shares      life (years)   avg. price    Shares      avg. price
     ---------------    ---------    -----------    ----------   --------     ----------
      $ .30 - 1.00      3,573,128       2.00         $   0.42    3,573,128     $   0.42
        .85 - 1.00      1,020,001       2.58             0.95    1,020,001         0.95
        .50 - 1.00        175,000       2.83             0.65      175,000         0.65
     -----------------------------------------------------------------------------------
      $ .30 - 1.00      4,768,129       2.47         $   0.54    4,728,129     $   0.54
     ===================================================================================

The weighted average Black-Scholes value of options granted during 2004 and 2003 was $.61 and $.66, respectively, per option. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                        Year Ended                 Year Ended
                                   December 31, 2004          December 31, 2003
                                   ------------------         -----------------

Net loss to common
  shareholders -
         As reported                $  (1,047,855)              $  (243,173)
                                    =============               ===========

         Pro forma                  $    (556,810)              $  (603,173)
                                    =============               ===========

Basic and diluted loss
  per share -
         As reported                $        (.03)              $      (.01)
                                    =============               ===========

         Pro forma                  $        (.02)              $      (.02)
                                    =============               ===========


For purposes of the preceding pro forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: no dividend yield; volatility of 108.5; risk-free interest rate of 4% and an expected term of three years.


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

The Company's operating subsidiary in Canada derives approximately 75-80% of its consulting revenues from the Canadian federal government, through various contracts with different agencies. Approximately 40% of the revenues generated by the subsidiaries during the fiscal year ended December 31, 2004 and 2003 were with one agency within the Canadian government.


(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable, accrued liabilities and loans payable approximated their fair values due to the short maturity of these instruments as of December 31, 2004. No allowance for doubtful accounts has been provided on the trade accounts receivable as they are insured under an insurance policy beginning in December 2004.