Form 10QSB
period 2005-03-31
SPEARHEAD LIMITED, INC.
filed 2005-05-13
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended: MARCH 31, 2005
                                                --------------

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

                          1900 Corporate Boulevard N.W
                    Suite 305 West, Boca Raton, Florida 33431
                                  561 912-9977
                                  ------------
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2005: 40,058,071 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                             SPEARHEAD LIMITED, INC.
                                TABLE OF CONTENTS
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet (Unaudited)
         as of March 31, 2005                                             Page 3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the three months ended March 31, 2005 and 2004               Page 4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended March 31, 2005 and 2004               Page 5

         Notes to Condensed Consolidated Financial Statements             Page 6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Exhibits

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

Current assets:
     Cash                                                   $     5,489
     Accounts receivable - trade                              3,757,200
     Prepaid expenses                                           459,404
     Future income taxes                                        165,344
                                                            -----------
        Total current assets                                  4,387,437
                                                            -----------

     Property and equipment net                                 209,444
     Goodwill                                                 2,743,091
     Future income taxes                                         22,731
                                                            -----------
          Total assets                                      $ 7,362,703
                                                            ===========

Current liabilities
     Loans payable bank                                     $ 1,483,414
     Accounts payable and accrued expenses                    2,670,044
     Accounts payable - stockholders                            885,000
     Income taxes payable                                        27,621
                                                            -----------
         Total current liabilities                            5,066,079
                                                            -----------

Stockholders' equity
     Capital stock, $.001 par value; 200,000,000 shares
        authorized; 40,058,071 issued and outstanding            40,058
     Additional Paid-in capital                               3,108,355
     Capital stock not issued                                   504,425
     Retained deficit                                        (1,482,092)
     Accumulated other comprehensive income                     125,878
                                                            -----------

     Total stockholders' equity                               2,296,624
                                                            -----------

          Total liabilities and stockholders' equity        $ 7,362,703
                                                            ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                     2005              2004
                                                ------------      ------------

Consulting revenue                              $  4,357,291      $  2,271,926

Direct expenses                                    3,614,234         2,075,906
                                                ------------      ------------

   Gross profit                                      743,057           196,020

Selling, general and administrative expenses         934,121           385,385
                                                ------------      ------------
    Loss from continuing operations                 (191,064)         (189,365)

                                                ------------      ------------
    Loss before provision for income taxes          (191,064)         (189,365)

Provision for Income taxes                                --                --
                                                ------------      ------------
Net loss                                        $   (191,064)     $   (189,365)
                                                ============      ============

Net loss per common share:

   Continuing operations                        $       (.00)     $       (.01)
                                                ============      ============

   Weighted average number of common shares -
        Basic and diluted, restated               39,684,072        37,275,799
                                                ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                          2005           2004
                                                                       ---------      ---------
Cash flow from operating activities:
   Net loss                                                            $(191,064)     $(189,365)
                                                                       ---------      ---------

Adjustments to reconcile net loss to net cash used by operations
     Depreciation and amortization                                        19,285          1,890
     Stock in exchange for services                                          425             --
     (Increase in accounts receivable                                   (621,050)      (260,195)
     (Increase) decrease in prepaid expenses                             (76,599)       (22,102)
     Increase (decrease) in accounts payable and accrued expenses        502,244       (102,494)
     (Increase) decrease in income taxes future                            1,189             --
                                                                       ---------      ---------

        Total adjustments                                               (174,506)      (382,901)
                                                                       ---------      ---------

              Net cash used by operations                               (365,570)      (572,266)
                                                                       ---------      ---------

Cash flows from investing activities:
     Purchase of equipment                                               (23,885)       (12,787)
                                                                       ---------      ---------

Cash flows from financing activities:
     Borrowings (repayment) on line of credit                            357,097         (3,857)
     Sale of common stock from private placements                             --        591,508
                                                                       ---------      ---------
Cash flows from financing activities                                     357,097        587,651
                                                                       ---------      ---------

Effect of exchange rate changes on cash                                     (549)         3,042


Net increase (decrease) in cash                                          (32,907)         5,640

Cash at beginning of period                                               38,396        337,491
                                                                       ---------      ---------

Cash at end of period                                                  $   5,489      $ 343,131
                                                                       =========      =========

Cash paid for interest                                                 $  32,847      $     555
                                                                       =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SPEARHEAD LIMITED, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Spearhead Limited, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 found in the Company's Form 10-KSB.

The fiscal years ended December 31, 2005 and December 31,2004 are herein referred to as "fiscal 2005" and "fiscal 2004", respectively.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

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

    On April 1, 2004, 3323455 Canada Inc. changed its name to Spearhead Canada Limited, Inc.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Spearhead Management Canada Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

(e) Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through March 31, 2005. The Company had previously adopted SFAS 142 effective January 1, 2002. With the adoption of SFAS 142, goodwill is not subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company performed an additional fair-value based impairment test as of March 31, 2005, and no impairment charge was deemed necessary.

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

Effective December 31, 2004 SMCL amalgamated all of its wholly-owned subsidiaries, namely Kischi Konsulting Inc., Progestic International Inc., FSG Consulting Inc. and Spearhead Management Canada Limited, in a wind-up thereby consolidating the operations into one company, Spearhead Management Canada Limited.

(3) RELATED PARTY TRANSACTIONS

Consulting Agreements
---------------------

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

Effective November 1, 2003, we entered into a consulting agreement with Scott Siegel, a director, and his affiliated corporation, to provide us with consulting services and advice in the areas of business development, mergers, acquisitions, combinations and strategic alliances, as well as internal relationships with our officers and directors and United States corporate governance matters. The term of the consulting agreement commenced November 1, 2003 and will terminate on October 31, 2005, subject to one additional twelve-month renewal term. For his services Mr. Siegel's affiliated corporation is entitled to a consulting fee in the amount of $12,500 per month. The agreement contains standard confidentiality provisions, as well as a non-compete provision covering a period of 12 months following termination of the agreement within the state of Florida. The non-compete provision may be shortened to three months or six months depending upon the basis for termination of the agreement.

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

(4) STOCK OPTIONS

Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                 Three Months Ended    Three Months Ended
                                   March 31, 2005        March 31, 2004
                                 ------------------    ------------------

Net loss to common shareholders -
    As reported                      $  (191,064)          $  (189,365)
                                     ===========           ===========

    Pro forma                        $  (191,064)          $  (895,879)
                                     ===========           ===========

Basic and diluted loss per share -
       As reported                   $      (.00)          $      (.01)
                                     ===========           ===========

       Pro forma                     $      (.00)          $      (.02)
                                     ===========           ===========

For purposes of the preceding pro forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005: no dividend yield; volatility of 100.7; risk-free interest rate of 4% and an expected term of five years.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Our primary ongoing sources of cash for operational purposes are net cash flows from operating activities, borrowings under a credit facility and loans from stockholders. Based upon management's projections and assessment of current market conditions, we believe we will have adequate liquidity to meet our needs for fiscal 2005. Our working capital decreased at March 31, 2005 to ($678,642) as compared to ($482,998) at December 31, 2004.

Term Loan Facilities

In December 2004, our operating subsidiary, Spearhead Management Canada Limited negotiated a demand revolving operating loan with the Bank of Montreal (BMO) which provides borrowing up to $3,000,000 (CND), $2,498,840 (USD) bearing interest at the banks prime rate plus 1% per annum. As at March 31, 2005 the wholly owned subsidiary SMCL was utilizing $1,483,414(USD) leaving an additional $1,015,426(USD) available on the facility. The demand loan is secured by a first ranking registered security interest in favor of the bank over all of the property of the Company; corporate guarantee for $3,050,000 (CDN), $2,537,438
(US) from its parent company (Spearhead Limited, Inc.); assignment of accounts receivable insurance and fire insurance; subordination of dividends payable, funds due to parent company (Spearhead Limited, Inc.) and funds due a company controlled by a director.

Sale of Stock

During 2004 the Company generated $810,520 from a secondary private placement of common stock bring the total funds raised from private placements ($703,700) in 2003 to $1,514,200.

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

The major Shareholders have demonstrated in the past and have indicated a willingness to continue to fund the Company capital as the need may arise in its' future expansion/acquisition plans.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto, and other financial information included elsewhere herein. Our financial statements are prepared in conformity with U.S. GAAP

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005.

The Company derives all of its revenues from its Canadian Subsidiary, which in turn generates over 90% of its business from contracts with the Canadian (Federal, Province and Local) Government. Operational results for the three months ended March 31, 2005 represent the consolidated activity of Kischi, Progestic and FSG as compared to the operating results of only Kischi for the comparable period ended March 31, 2004.

Revenues:

         Over the past year, we have witnessed numerous developments in the Canadian economy, government, and marketplace that have had a significant impact on the IT professional services industry in the National Capital Region. IT Consulting companies are facing an ever-changing marketplace that is increasingly competitive. While the marketplace is still in a recovery stage the Company was able to whether the storm by re-negotiating sub-contractor fees; consolidating its physical locations; and by consolidating its processes and systems to create an efficient financial machine. Management believes that it is well positioned for the eventual improvement in the IT Service market. With this in mind revenues for the three months ended March 31, 2005 was $4,357,291 as compared to $2,271,926 for 2004, for an increase of $2,085,365. The acquisition of Progestic and FSG in June 2004 accounted for $2,085,365 of the increase in revenues.

Cost of Sales:

         Direct expenses are those costs paid to the sub-contracting consultants performing the services that generate revenues. Direct costs were

         $3,614,234 for 2005 as compared to $2,075,906 for 2003. Cost of Sales was 83% of sales for the current period as opposed to 91% of sales for the comparable period in 2004. The reduction in cost of sales as percentage of sales results in part from the Company's ability to re-negotiate sub-contractor fees but more as a result on the acquisition of Progestic and FSG as these two operations are more oriented toward and employee base as opposed to a sub-contractor/outsourcing environment.

Gross Profit:

         Gross profit for quarter ended March 31, 2005 amounted to $743,057 (17%) as compared to $196,020 (9%) in 2004 for a favorable variance of 8%, or $547,037. This increase in gross margin rate is directed related to the reduction in cost of sales as addressed above.

Selling, General and Administrative Expense:

         The selling, general and administrative expenses for the three months ended March 31, 2005 were $934,121 (21% of sales) as compared to $385,385 (17%) for 2004 for an increase of $548,736. Included in the 2005 expenses are, $77,000 of interest expense related to borrowing to finance the acquisition of Progestic and FSG, $45,000 of consulting fees paid to the previous ownership of Progestic and FSG, and $9,000 of insurance premiums relating to the insurance of the Company receivables as part of the Credit Facility. If we adjust March 31, 2005 expenses for these items ($131,000) then Selling, General and Administrative expenses for 2005 would be $803,121 or 18% of sales or an increase of only 1% over the previous comparable period. Management is constantly examining ways of reducing these expenses.

Net Profit/(Loss):

         The Company incurred a net loss of $191,064 (4% of sales) for the three months ended March 31, 2005 against a loss of $189,365 (8% of sales) last year. The reduction, of Company losses, as a percentage of sales relates to the improvement in the Company overall Gross Margin rate and Management is working diligently at both continuing the increase in Gross Margin rates as well as bringing down Selling, General and Administrative expenses in the future.

Other:

         No income tax expense or benefit is recorded in the three-month periods ended March 31, 2005 and 2004.

Off-Balance Sheet Arrangements:

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

Spearhead has always taken great pride in its ability to adapt and respond to changing market conditions and today is no different. We are committed not only to maintaining, but also to improving our position in the IT professional Service industry in Canada and will do so by anticipating and adapting to emerging trends and opportunity within our industry. To this end, Spearhead's Corporate Leadership Team has identified five strategic initiatives that were deemed critical to achieving our growth objective:

  1.  Broaden our client base within the federal government;
  2.  Expand our client base with Systems Integrators and Aboriginal companies;
  3.  Establish ourselves as leaders in strategic specialized practices;
  4.  Improve profitability (gross margins and bottom line); and
  5.  Continue improvement of internal business processes to be more efficient.

The primary goal for the Sales organization will be to increase market share by focusing on maximizing revenue in our core accounts and diversifying into new government and department by winning RFP's in strategic accounts. This will be accomplished independently and in partnership with Systems Integrators that will allow us to target projects and accounts otherwise unattainable. In support of Spearhead's key initiative, the HR and Recruiting team will focus on improving Spearhead's profile with current and prospective consultants. The emphasis will be put on improved recruiting processes to attract consultants with highly sought after skill sets. In the area of Consulting Services, the key objectives include; improving our capability to respond to an increasing number of qualified RFP's, maintaining a high standard of quality in the preparation and issue of our responses and developing project methodologies and corporate capabilities that will enable Spearhead to win larger and more complex RFP's. Enhanced attention will be paid to our specialized practices: management and audit, knowledge management, and security services. Steady growth is anticipated for management and audit. Opportunities in knowledge management and RDIMS services continue to increase and every effort will be made to increase our market share. Finally, several initiatives are currently being undertaken by government departments in the area of application security and physical security and we will establish a practice to compete in these spaces, with an ultimate goal of establishing ourselves as one of the leading firms in Ottawa to provide these services. In 2004, our Finance team consolidated their processes and systems to create an efficient financial machine. Their challenge now is to integrate the Sales team's client and opportunity tracking system into their financial processes in evermore efficient manner.

Spearhead has a strong team of dedicated individuals committed to achieving the vision set out in our strategic plan. We are well positioned for the eventual improvement in the IT Service market and are confident that we will achieve our financial targets.

ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II OTHER INFORMATION

ITEM 1   EXHIBITS

         31.1 Certification Pursuant to Rule 13(a)-15(e) or 15d-15e of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

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

                                   SPEARHEAD LIMITED INC.
                                   A FLORIDA CORPORATION

Date: May 13, 2005                 By /s/ Michel L. Marengere
------------------                 --------------------------
                                   Michel L. Marengere CEO
                                   (Principal  Executive Officer)