Form 10KSB/A
period 2004-12-31
SPEARHEAD LIMITED, INC.
filed 2005-11-18
CIK 1114644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                             SPEARHEAD LIMITED, INC.
                             -----------------------
             (Exact name of Registrant as specified in its Charter)

           Florida                  0-30629                 65-0729332
  ---------------------------------------------------------------------------
 (State or other jurisdiction   (Commission File No.)     (IRS Employer
          of incorporation)                             Identification No.)

                          1900 Corporate Boulevard N.W.
                    Suite 305 West, Boca Raton, Florida 33431
                                  561 912-9977
                    -----------------------------------------
         (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2005 computed by reference to the average bid and asked prices of such stock; $23,009,571. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 40,047,942 shares of Common Stock, $.001 par value (as of March 15, 2005).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                EXPLANATORY NOTE


Spearhead Limited Inc. (the "Company":) is filing this Form 10-KSB/A for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the "SEC") on March 17, 2005 (the "Original Filing") to address comments from the staff of the SEC in connection with the staff's review of the original filing. Except as expressly indicated the information provided is as of the original filing date of March 17, 2005. As of June 29, 2005 the Company filed a Form 15 to terminate its registration under the Securities Exchange Act of 1934 and the Company no longer files reports under such Act.

In Item 6, Management's Discussion and Analysis of Plan of Operation, we have revised our MD&A and quantified the extent to which acquisitions caused the increases.

We have revised our Liquidity and Capital Resources discussion to include cash provided from the sale of stock, and to clarify the amount available under our credit facility. In addition we commented on future sources of revenues in the event that they might be needed.

In Item 8A, Controls and procedures we have expanded our discussion to include comments relative to the fourth quarter ended December 31, 2004.

We have restated the Consolidated Financial Statements to reflect the expensing of options issued at time of initial acquisition of Kischi Konsulting Inc. (150,000) and for options issued relative to company borrowings from related parties to finance the acquisitions of Progestic International Inc. and FSG Consulting Inc. (495,001).

In Note 1, Summary of Significant Accounting Policies

      a) Basis of Presentation, we have presented our case for our treatment of the acquisition of 3323455 Canada Inc. by Spearhead Limited, Inc.

      g) Goodwill - We have restated this section with additional information per requirements of SFAS 142.

      h) Revenue Recognition - We have expanded our discussion in order to clarify the matter.

In Note 2, Dispositions and Acquisitions we have expanded our comments and added additional information to better disclose the items in question.

In Note 4, Lines of Credit we have calculated and disclosed the weighted average interest rate on our outstanding debt for each fiscal year presented.

In Note 6, Related Party Transactions we have expanded our comments to clarify the details of the transactions.

In Note 9, Stock Options we agree that some of the initial options granted should have been expensed and we have restated the numbers in the Balance Sheet, Statement of Operations, Statement of Stockholders' Equity and Cash Flows to reflect the expensing of 150,000 options granted. The balance of the options' issued were issued to individuals who were employees of the Company as at the date of the issuance of said options. Additionally we have supplied a new table denoting titles etc.

We have restated the footnote to conform to the requirements of SFAS 148.

With respect to the options granted Jean LaBelle and Gilles Caron, these options were not issued as part of their respect consulting agreement but were issued to them while they were employees of the respective subsidiary (Progestic International and FSG Consulting).

In Note 11, Fair Value of Financial Instruments we have expanded our comments to clarify the accounts receivable insurance policy and the Company's position on allowance for doubtful accounts.

                             SPEARHEAD LIMITED, INC.
                         ANNUAL REPORT ON FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

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

      Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Item 12. Certain Relationships and Related Matters

      Item 13. Exhibits, List and Reports on Form 8-K

      Item 14. Principal Accountant Fees and Services

SIGNATURES

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-KSB/A, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

o     our ability to raise capital,

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

o     risks related to international economies,

o     risks related to market acceptance and demand for our services,

o     the impact of competitive services,

o risks associated with economic conditions and continued weakness in the U.S. securities market,

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


In connection with the acquisition of Progestic, the Company entered into a consulting agreement with Jean LaBelle, the former principal shareholder of Progestic, and his controlled corporation. The agreement is for an initial term of two years and is subject to a one-year renewal terms at the election of the parties. Mr. LaBelle's corporation will receive a consulting fee in the amount of $7,500 per month during the term of the agreement.



In connection with the purchase the Company issued three-year options to purchase 450,000 shares of the Company's common stock, exercisable at $.85 per share. Jean LaBelle received 150,000 of these options and five additional executives of Progestic who will continue in the employ of Progestic were granted options to purchase an aggregate of 300,000 shares of the Company's common stock upon the same terms and conditions as those granted to Mr. LaBelle. The options may not be exercised prior to March 3, 2005. The shares issued as part of the purchase consideration, as well as the shares issuable upon exercise of the options, have been accorded "piggy-back" registration rights in connection with future registration statements that may be filed by the Company.


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

In connection with the acquisition of FSG, the Company entered into a consulting agreement with Gilles Caron, the former principal shareholder of FSG. The agreement is for an initial term of two years and is subject to a one-year renewal terms at the election of the parties. Mr. Caron's corporation will receive a consulting fee in the amount of $7,500 per month during the term of the agreement.


In connection with the purchase the Company issued three-year options to purchase 250,000 shares of the Company's common stock, exercisable at $.85 per share. Gilles Caron received 150,000 of these options and an additional 100,000 options exercisable at $.85 per share were granted to FSG's former principal shareholder and three additional executive officers of FSG who will continue to render their services to FSG upon the same terms and conditions as those granted to Mr. Caron. The options may not be exercised prior to March 3, 2005. The shares issued as part of the purchase consideration, as well as the shares issuable upon exercise of the options, have been accorded "piggy-back" registration rights in connection with future registration statements that may be filed by the Company.

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

Period                                                   High Bid    Low Bid
                                                         --------    -------

October 1, 2004 - December 31, 2004                      $   1.01    $   .38
July 1, 2004 - September 30, 2004                        $   0.85    $   .36
April 1, 2004 - June 30, 2004                            $   1.17    $   .55
January 1, 2004 - March 30, 2004                         $   1.12    $   .55
October 1, 2003 - December 31, 2003                      $    .70    $   .20
July 1, 2003 - September 30, 2003                        $    .28    $   .10
April 1, 2003 - June 30, 2003                            $    .20    $   .10
January 1, 2003 - March 30, 2003                         $    .17    $   .10

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

RESULTS OF OPERATIONS

Year Ended December 31, 2004 ("2004") Compared To Year Ended December 31, 2003 ("2003").


The Company derives all of its revenues from its Canadian Subsidiary, which in turn generates over 90% of its business from direct contracts with the Canadian (Federal, Province and Local) Government. Operational results for the year-ended December 31, 2004 consist of twelve month of operations for Kischi Konsulting and seven month of operations for Progestic International and FSG Consulting as compared with only two months of Kischi Konsulting for 2003.



o Revenues: Over the past year, we have witnessed numerous developments in the Canadian economy, government, and marketplace that have had a significant impact on the IT professional services industry in the National Capital Region. IT Consulting companies are facing an ever-changing marketplace that is increasingly competitive. While the marketplace is still in a recovery stage the Company was able to whether the storm by re-negotiating sub-contractor fees; consolidating its physical locations; and by consolidating its processes and systems to create an efficient financial machine. Management believes that it is well positioned for the inevitable improvement in the IT Service market. Revenues for the year ended December 31, 2004 was $13,246,416 as compared to $1,378,070 for 2003, for an increase of $11,868,346. The acquisition of Progestic and FSG in June 2004 accounted for $4,436,173 of the increase in revenues.



o Cost of Sales: Direct expenses are those costs paid to the sub-contracting consultants and employees performing the services that generate revenues. Direct costs were $11,250,077 for 2004 as compared to $1,258,123 for 2003, an increase of $9,991,954 of which $3,608,030 are attributable to the acquisition of Progestic and FSG in June 2004. Cost of Sales was 85% of sales for the current period as opposed to 92% of sales for the comparable period in 2004. The reduction in cost of sales as percentage of sales results in part from the Company's ability to re-negotiate sub-contractor fees but more as a result on the acquisition of Progestic and FSG as these two operations are more oriented toward and employee base (with corresponding higher margins) as opposed to the sub-contractor/outsourcing (lower margins) environment approach of Kischi Konsulting.



o Gross Profit: Gross profit amounted to $1,996,340 (15%) for 2004 as compared to $119,947 (9%) in 2003 for a favorable variance of 6%, or $1,876,393 of which $828,143 was generated by the acquisition of Progestic International and FSG Consulting. This increase in gross margin rate is directed related to the reduction in cost of sales as addressed above.



      o Selling, General and Administrative Expense: Selling, general and administrative expenses were $3,446,961 as compared to $355,201 for 2004 for an increase of $3,091,760. Selling, General and Administrative Expenses remained constant at 26% of sales for both periods. Included in the 2004 expenses is $461,567 ($209,125 of interest expense and $252,451 of non-cash expense for warrants issued) related to borrowing to finance the acquisition of Progestic and FSG, $75,000 of consulting fees paid to the previous ownership of Progestic and FSG and additional expenses $8,024 related to the credit facility and Accounts receivable insurance placement. If we adjust December 31, 2004 expenses for these items ($544,600) than Selling, General and Administrative expenses for 2004 would be $2,902,361 or 22% of sales for a decrease of 4% over the previous comparable period. Management is constantly examining ways of reducing these expenses.


      o Discounted Operations. During the year 2003, we sold our first aid and safety retail operations. The sales resulted in a gain after income taxes of $189,546 which off-set the loss of discontinued operations of $189,912 for a combined loss of $366 for 2003.

o The Company incurred a net loss of $1,300,306 (10% of sales) for the year ended December 31, 2004 against a loss of $261,173 (19% of sales) last year. The reduction, of Company losses, as a percentage of sales relates to the improvement in the Company overall Gross Margin rate and Management is working diligently at both continuing the increase in Gross Margin rates as well as bringing down Selling, General and Administrative expenses in the future. In addition, if we adjust for the $252,451 of non-cash expense related to the warrants issued for the loans to the Company then the net loss for the year ended December 31, 2004 would have been $1,047,855 or 8% of sales as compared to 19% for 2003


Liquidity and Capital Resources


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



Term Loan Facilities



In December 2004, our operating subsidiary, Spearhead Management Canada Limited negotiated a demand revolving operating loan with the Bank of Montreal (BMO) which provides borrowing up to $3,000,000 (CND), $2,498,840 (US) bearing interest at the banks prime rate plus 1% per annum. As at December 31, 2004 the wholly owned subsidiary SMCI was utilizing $1,353,833 (CDN), $1,126,317(US) which leaves an additional $1,145,007(USD) available on the facility. The demand loan is secured by a first ranking registered security interest in favor of the bank over all of the property of the Company; corporate guarantee for $3,050,000
(CDN), $2,537,438 (US) from its parent company (Spearhead Limited, Inc.); assignment of accounts receivable insurance and fire insurance; subordination of dividends payable, funds due to parent company (Spearhead Limited, Inc.) and funds due a company controlled by a director.



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



The major Shareholders have demonstrated in the past and have indicated a willingness to continue to fund the Company capital as the need may arise in its' future expansion, acquisition and operational plans. Therefore management is confident that it will be able to provide the necessary cash needed for subsequent activities from private placements, and/or additional borrowings.



Managements plan is to aggressively seek out suitable acquisition candidates. A suitable candidate being an IT consulting firm experiencing difficulties which could benefit from the management professional in Spearhead Limited Inc. and would also add to the overall synergy of the Company. As of this submission the Company is not negotiating with any potential acquisition nor does the Company have any material commitments for capital expenditures.


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

o Government On-line (eGovernment), records and document information management systems.

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

Item 8A. Controls and Procedures


We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.



As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.



There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

               IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our current directors and executive officers, and their ages and positions with us:

       Name             Age                        Position
-------------------     ---     ----------------------------------------------

Michel L. Marengere     58      Chairman, Chief Executive Officer and Director

Jacques R. Delorme      61      Vice President and Director

Scott Siegel            51      Director

Jeffrey N Tabin         61      Chief Financial Officer

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

Annual Compensation, Long Term Compensation

                                                                     Securities
Name and                     Salary    Bonus         Other           Underlying         All Other
Principal Position   Year    (US$)     (US$)   Compensation (US$)     Options      Compensation (US$)
------------------   ----   -------   ------   ------------------   -----------    ------------------
Michel L.            2004                                 240,000       150,000
Marengere,           2003                                  40,000       150,000
President and
Chief Executive
Officer

Scott Siegel         2004                                 150,000        50,000
                     2003   125,769   50,000               25,000       150,000
                     ----   -------   ------   ------------------   -----------

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


                        Number Of %       Of Total Options
                           Shares             Granted To       Exercise Or
                         Underlying      Employees In Fiscal    Base Price
       Name           Options Granted            Year            $/Share     Expiration Date
-------------------   ---------------    -------------------   -----------   ---------------
Michel L. Marengere           150,000                     15%  $       .30          10/31/06
                      ---------------    -------------------   -----------   ---------------

Scott Siegel                   50,000                     15%  $       .30          10/31/06
                      ---------------    -------------------   -----------   ---------------


Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2004 by each person named in the Summary Compensation Table.


                       Shares                          Number of Shares Underlying        Values of Unexercised Options In the
                     Acquired on      ($) Value      Unexercised Options at Year End               Money At Year End
Name                  Exercise       Realized (1)       Exercisable/Unexercisable             Exercisable/Unexercisable
                     -----------     ------------    -------------------------------      ------------------------------------
Michel L. Marengere           --               --                    150,000/150,000      $                    106,500/106,500 (1)

Scott Siegel                  --               --                      50,000/50,000      $                      35,500/35,500
                     -----------     ------------    -------------------------------      ------------------------------------


(1) Based upon difference between the closing price of the common stock on December 31, 2004 and the exercise price of the options.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The following table sets forth information relating to our outstanding stock option plans as of December 31, 2004:

                                                                                         Number of Securities
                                                                                       Remaining Available for
                           Number of Securities to Be        Weighted average        Future Issuance Under Equity
                           Issued Upon Exercise Price        Exercise price Of        compensation Plan (excluding
                             of Outstanding Options,        Outstanding Options,        securities reflected in
                              Warrants and Rights           Warrants and Rights                column a)
                           --------------------------      ---------------------     -----------------------------
Equity Compensation
Plans Approved by
Security Holders                                    0                        N/A                                 0

Equity Compensation
Plans Not Approved by
Security Holders                                  N/A                        N/A                               N/A
                           --------------------------      ---------------------     -----------------------------

Options to Consultants                      1,000,000      $                 .30                         1,000,000
                           --------------------------      ---------------------     -----------------------------

Total                                       1,000,000      $                 .30                         1,000,000
                           --------------------------      ---------------------     -----------------------------

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


                                                                                                  Percent of
                                                                                                 Beneficially
                                                                                                    Owned
             Name and Address                               Number of Shares                  Outstanding Shares
--------------------------------------------             ---------------------                ------------------
Michel L. Marengere                                                  6,904,039(1)                          14.30%
                                                         ---------------------                ------------------

Jacques R. Delorme                                                   1,834,548(2)                           4.09%
                                                         ---------------------                ------------------

Scott Siegel                                                         2,152,866(3)                           4.80%
                                                         ---------------------                ------------------

Jeffrey Tabin                                                          301,500(4)                           0.67%
                                                         ---------------------                ------------------

Officers and Directors as a group (4 persons)                       11,192,953(1)(2)(3)(4)                 23.87%
                                                         ---------------------                ------------------

3772-063 Canada Inc. 208 Sidney Cunningham
Beaconsfield, Quebec, Canada H9W 6E4                                 4,600,000                             10.26%

Louis R. Glaser                                                      2,500,000                              5.58%
74 Green Bush Crescent Thornhill,
Ontario, Canada L4J 5M5


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

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

      (a) The following financial statements are filed as a part of this Form 10-KSB/A in Appendix A hereto:

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

      (b) The following Exhibits are filed as part of this Report on Form 10-KSB/A:

Exhibit No.                         Exhibit Description
               -----------------------------------------------------------------
   2.1 Asset Purchase Agreement dated August 29, 2003 between First Aid Direct, Inc. and VDC First Aid & Safety Supply, LLC (1)

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

Exhibit No.                         Exhibit Description
               -----------------------------------------------------------------
  3.1.1        Articles of Incorporation (5)

  3.1.2        Articles of Amendment dated December 5, 1997

  3.1.3        Articles of Amendment dated January 24, 2000

  3.1.4        Articles of Amendment dated October 27, 2003

  3.2          By-Laws

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

  10.6         Proxy Statement Annual Meeting dated June 4, 2004

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

Item  14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided for the 2004 and 2003 fiscal year.

                                     Fiscal 2004     Fiscal 2003
                                     -----------     -----------

Audit Fees                           $    76,381     $    19,376
Audit-Related Fees                                         6,157
Tax Fees                                   3,900           2,000
All Other Fees                                 0               0
                                     -----------     -----------

Total                                $    80,281     $    27,533
                                     ===========     ===========

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

                             Spearhead Limited, Inc.

                       By: /s/ Michel L. Marengere
                       ---------------------------------------------------------

                       Michel L. Marengere, Principal Executive Officer

                       By: /s/ Jeffrey Tabin
                       ---------------------------------------------------------

                       Jeffrey Tabin, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                           Date
--------------------------     -------------------------         --------------

/s/ Michel L. Marengere        Chairman of the                  November 9, 2005
-----------------------        Board of Directors, Chief
Michel L. Marengere            Executive Officer, and
                               Director

/s/ Jacques R. Delorme         Vice President and               November 9, 2005
----------------------         Director
Jacques R. Delorme

/s/ Rene Amyot                 Director                         November 9, 2005
----------------------
Rene Amyot

/s/ Nicolas Matossian          Director                         November 9, 2005
----------------------
Nicolas Matossian

/s/ Jeffrey Tabin              Chief Financial Officer          November 9, 2005
----------------------
Jeffrey Tabin

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

/s/ Margolies, Fink and Wichrowski

Certified Public Accountants
Pompano Beach, Florida
March 1, 2005

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004


                                     ASSETS

Current assets:
Cash                                                                     38,396
Accounts receivable - trade                                           3,026,148
Accounts receivable - other                                             110,002
Prepaid expenses                                                        382,805
Deferred income taxes                                                   166,389
                                                                    -----------

Total current assets                                                  3,723,740

Property and equipment, net                                             204,844
Goodwill                                                              2,743,091
Deferred income taxes                                                    22,875
                                                                    -----------

Total assets                                                        $ 6,694,550
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                                      $ 1,126,317
Accounts payable and accrued expenses                                 2,167,626
Loans payable - stockholder                                             885,000
Income taxes payable                                                     27,795
                                                                    -----------

Total current liabilities                                             4,206,738

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized,
   40,058,071 issued and outstanding                                     40,058
Common stock to be issued                                               504,000
Additional paid-in capital                                            4,018,531
Retained deficit                                                     (2,201,204)
Accumulated other comprehensive loss                                    126,427
                                                                    -----------

Total stockholders' equity                                            2,487,812
                                                                    -----------

Total liabilities and stockholders' equity                          $ 6,694,550
                                                                    ===========


See accompanying notes to consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                          2004            2003
                                                      ------------    ------------
Consulting revenues                                   $ 13,246,417    $  1,378,070

Direct expenses                                         11,250,077       1,258,123
                                                      ------------    ------------

Gross profit                                             1,996,340         119,947

Selling, general and administrative expenses             3,446,961         355,201
                                                      ------------    ------------

Loss from continuing operations before income taxes     (1,450,451)       (235,254)

Provision (benefit) for income taxes                      (150,315)         25,553

Loss from continuing operations                         (1,300,306)       (260,807)
                                                      ------------    ------------

Discontinued operations:
Income (loss) from discontinued operations, less
   applicable income taxes of $(114,359) and
   $109,127, respectively                                       --        (189,912)

Gain on disposal of discontinued operations, less
   applicable income taxes of $114,359                          --         189,546
                                                      ------------    ------------

Total discontinued operations                                   --            (366)
                                                      ------------    ------------

Net loss                                              $ (1,300,306)   $   (261,173)
                                                      ============    ============

Net loss per common share:

Continuing operations                                 $      (0.03)   $       (.01)
Discontinued operations                                         --              --
                                                      ------------    ------------

Net loss per common share                             $      (0.03)   $       (.01)
                                                      ============    ============

Weighted average number of shares -
     Basic and diluted                                  39,015,152      31,345,778
                                                      ============    ============


See accompanying notes to consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                Common      Common    Additional      Retained       Accumulated       Total
                   Number of    Stock -    Stock To     Paid-in       Earnings     Comprehensive   Stockholders'
                    Shares     Par Value   Be Issued    Capital       (Deficit)    Income (Loss)       Equity
                  ----------   ---------   ---------  -----------   ------------   -------------   -------------
Balance,
January 1,
2003               3,985,000   $   3,985   $      --  $ 1,604,127   $   (639,725)  $          --   $     968,387

Common stock
issued to
acquire
subsidiary        26,692,285      26,692                 (503,636)                                      (476,944)

Common stock
issued to
acquire
subsidiary         4,000,000       4,000          --      436,000             --              --         440,000

Common stock
sold                      --          --     703,700           --             --              --         703,700

Options issued                                             18,000                                         18,000

Comprehensive
loss:
Net loss                  --          --          --           --       (261,173)             --        (261,173)

Foreign
currency
translation
gain (loss)               --          --          --           --             --         (13,484)        (13,484)
                  ----------   ---------   ---------  -----------   ------------                   -------------

Total
comprehensive
loss                      --          --          --           --             --              --        (256,657)
                  ----------   ---------   ---------  -----------   ------------   -------------

Balance,
December 31,
2003              34,677,285      34,677     703,700    1,554,491       (900,898)        (13,484)      1,378,486

Common stock
issued             2,815,000       2,815    (703,700)     700,885             --              --              --

Common stock
issued to
acquire
subsidiary         1,422,059       1,422          --    1,205,328             --              --       1,206,750

Common stock
sold               1,127,727       1,128     504,000      291,692             --              --         796,820

Common stock
issued in
exchange for
fixed asset           10,000          10          --        7,990             --              --           8,000

Common stock
issued in
exchange for
services               6,000           6          --        5,694             --              --           5,700

Comprehensive
loss:
Net loss                  --          --          --           --     (1,300,306)             --      (1,300,306)

Options issued                                            252,451                                        252,451

Foreign
currency
translation
gain                      --          --          --           --             --         139,911         139,911
                  ----------   ---------   ---------  -----------   ------------   -------------   -------------

Total
comprehensive
loss                      --          --          --           --             --              --        (907,944)
                  ----------   ---------   ---------  -----------   ------------   -------------   -------------

Balance,
December 31,
2004              40,058,071   $  40,058   $ 504,000  $ 4,018,531   $ (2,201,204)  $     126,427   $   2,487,812
                  ==========   =========   =========  ===========   ============   =============   =============


See accompanying notes to consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                            2004           2003
                                                        ------------   ------------
Cash flows from operating activities:
Net loss                                                $ (1,300,306)  $   (261,173)
                                                        ------------   ------------

Adjustments to reconcile net loss to net cash used
   for operating activities:
Depreciation and amortization                                 73,662          1,301
Non-cash compensation                                        252,451         18,800
                                                                  --
Gain on sale of discontinued operations                           --       (303,905)
Provision for doubtful accounts                                   --        (12,000)
Inventory valuation allowance                                     --         (9,000)
Change in assets and liabilities, net of effects
   of acquisition and dispositions:
   (Increase) decrease in accounts receivable               (516,486)       399,158
   (Increase) decrease in inventories                             --        116,611
   (Increase) decrease) in prepaid expenses                 (285,333)        14,552
   (Increase) decrease in income taxes future               (189,264)            --
   Increase (decrease) in accounts payable and
      accrued expenses                                      (422,865)      (462,507)
                                                        ------------   ------------

      Total adjustments                                   (1,340,286)      (230,290)
                                                        ------------   ------------

Net cash used for operating activities                    (2,388,141)      (498,963)
                                                        ------------   ------------

Cash flows from investing activities:
Purchase of equipment                                        (52,345)        (7,019)
Proceeds from sale of discontinued operations                     --      1,249,383
Acquisition of subsidiary                                   (816,500)    (1,115,682)
                                                        ------------   ------------

Net cash used for investing activities                      (868,845)       126,682
                                                        ------------   ------------

Cash flows from financing activities:
Borrowings on line of credit                               1,122,460             --
Proceeds from sale of common stock                           810,520        703,700
Borrowings from stockholders                               1,485,000             --
Repayment of stockholder loans                              (600,000)

Net cash provided by financing activities                  2,817,980        703,700
                                                        ------------   ------------

Effect of exchange rate changes on cash                      139,911             --

Net increase (decrease) in cash                             (299,095)       331,419

Cash at beginning of period                                  337,491          6,072
                                                        ------------   ------------

Cash at end of period                                   $     38,396   $    337,491
                                                        ============   ============

Supplement disclosures of cash flow information:

Cash paid for interest                                  $     87,851   $      2,062
                                                        ============   ============

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock for equipment                  $      8,000   $         --
                                                        ============   ============

Issuance of common stock for services                   $      5,700   $         --
                                                        ============   ============


See accompanying notes to consolidated financial statements.

                     SPEARHEAD LIMITED, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Basis of Presentation


On October 31, 2003, the stockholders of 3323455 Canada Inc. ("3323"), a Canadian company, exchanged all of their issued and outstanding shares for shares of Total First Aid, Inc. The exchange was accounted for as a recapitalization of the Company (see Note 2). At the time of the acquisition, 3323 was substantially inactive. Collectively, 3323 and Total First Aid, Inc. are known as the "Company".



Additionally on October 31, 2003, the Company acquired Kischi Konsulting Inc., 2906694 Canada Inc., and 3054276 Canada Inc, all Canadian companies, which was accounted for as a purchase and at that time were wholly-owned subsidiaries of the Company. At October 31, 2003 TFA was an operating Company, as it still retained the operating assets of its Total First Aid, and Roehampton, product lines which totaled approximately $320,000. These product lines were not sold by the Company until December 19, 2003. For purposes of these transactions TFA, with cash in excess of $1.2 million and the remaining assets of the TFA and Roehampton product lines, has more than just "nominal" assets and is not a non-operating public shell.



At the time of the transaction, 3323 was an investment corporation, which had various investments in Canadian corporations. Kischi Konsulting was a non-related operating IT consulting company, which had two wholly-owned subsidiaries, "2906" and "3054".


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

      (g) Goodwill


      Goodwill represents the excess of cost over fair value of net assets acquired through December 31, 2004. The Company had previously adopted SFAS 142 effective January 1, 2002. With the adoption of SFAS 142, goodwill is not subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. The Company performed its fair-value based impairment test during January 2005, and no impairment charge was deemed necessary.



      The detail of the changes in the carrying amount of goodwill during the fiscal year ended December 31, 2004 is detailed as follows:



         Balance, January 1, 2004                          $ 1,555,682

         Arising in completed business combinations          1,187,409

         Balance, December 31, 2004                        $ 2,743,091


      (h) Revenue Recognition, work-process and deferred contract revenue


      Approximately 85% of our contracts are billed on a time and materials basis. The client is paying on a monthly basis for the actual time spent during the month. No pre-billing or work-in progress occurs on these contracts and costs and revenues are directly related. The client must sign-off on timesheets before we will recognize the revenues.



      i. Revenue from fixed price contracts is recognized in accordance with the percentage-of-completion method of accounting. Degree of completion is generally based on predetermined milestones within the contracts. The effect of changes to total estimated income for each contract is recognized in the period in which the determination is made and losses, if any, are recognized fully when anticipated. On fixed price projects, progress is measured according to the project plan handed in at the time of the proposal and agreed upon with the client at the onset of the contract. The project plan is made up of a combination of milestones and deliverables and tasks required to reach milestones. Resources are assigned to each task and an effort level is also calculated based on experience and previous knowledge. Progress is then measured by factoring the level of effort expended on each completed task within a milestone/deliverable. Clients must sign-off as having accepted the deliverables/milestones before we will recognize the revenue.



      ii. Work in progress represents unbilled work which results from the excess of contract costs and profits recognized to date on the percentage-of-completion accounting method over billings to date. Work- in progress is booked at cost; profits are not recognized until the deliverables/milestones have been billed. Work-in-progress was non-material ($86,542, less than 3% of total trade receivables) and has been included in accounts receivable.



      iii. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits recognized to date on the percentage-of-completion accounting method. Deferred contract revenue ($14,445, Less than 1% of total trade receivables) was non-material and has been included in accounts receivable.

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


For purposes of the following pro forma disclosures, the weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: no dividend yield; volatility of 108.5; risk-free interest rate of 4% and an expected term of three years. The weighted average Black-Scholes value of options granted during 2004 and 2003 was $.67 and $.66, respectively, per option. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss and basic and diluted loss per share would have been reduced to the pro forma amounts indicated below:



                                                       Year Ended December 31,
                                                         2004           2003
                                                      -----------   -----------
Net loss - as reported                                $(1,300,306)  $  (243,173)

Less: stock-based employee compensation
   determined under the fair value method,
   net of income tax effect                              (416,724)     (360,000)
                                                      -----------   -----------
Net loss - pro forma                                  $(1,717,060)  $  (603,173)
                                                      ===========   ===========

Basic and diluted loss per share -

      As reported                                     $      (.03)  $      (.01)
                                                      ===========   ===========

      Pro forma                                       $      (.04)  $      (.02)
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


Acquisition of Companies
------------------------



Kischi Konsulting Inc., 3054276 Canada Inc. and 2906694 Canada Inc.
-------------------------------------------------------------------



On October 31, 2003, the Company consummated the acquisition of 100% of Kischi Konsulting Inc. ("Kischi"), 3054276 Canada Inc. ("3054") and 2906694 Canada Inc. ("Centos"). Kischi, 3054 and Centos were acquired for 4,000,000 shares ($440,000) of the Company's common stock, and cash in the amount of $1,115,682. The cash portion of the acquisition of Kischi and the other companies was derived from a private placement of units of securities of the Company, as well as cash on hand. (see Note 8) The purchase price for the acquisitions resulted from arms-length bargaining among the parties, and there was no prior affiliation or relationship among management of the Company and the acquired companies. There were no contingent payments, options or commitments specified in the acquisition agreement. There were no research and development assets purchased or written off during the period with respect to this acquisition. In addition, the allocation of the purchase price reported is final and there will be no adjustment in subsequent periods. The Company has accounted for this acquisition as a purchase, and has included the results of operations for these entities in the statement of operations since November 1, 2003.



Progestic International Inc. and FSG Consultants Inc.
-----------------------------------------------------



On June 3, 2004 the Company acquired all of the issued and outstanding capital stock of Progestic International Inc. ("Progestic") and FSG Consultants Inc. ("FSG"). Each of the acquired companies is a Canadian corporation engaged in providing information technology-related consulting services.



The Company acquired 100% of the issued and outstanding common stock of Progestic for a purchase price consisting of cash in the amount of CDN$500,000 and the issuance of 863,824 shares of the Company's common stock. The consideration was paid to the former shareholders of Progestic, pro-rata to their ownership interests in Progestic. The source of the funds used by the Company to pay the cash portion of the purchase price was a combination of the sale of equity securities and loans from shareholders and an officer. The purchase price for the acquisition resulted from arms-length bargaining among the parties, and there was no prior affiliation or relationship among management of the Company and the acquired companies. There were no contingent payments, options or commitments specified in the acquisition agreement. There were no research and development assets purchased or written off during the period with respect to this acquisition. In addition, the allocation of the purchase price reported is final and there will be no adjustment in subsequent periods. The Company has accounted for this acquisition as a purchase, and has included the results of operations for this entity in the statement of operations since June 3, 2004.



The Company acquired all of the issued and outstanding capital stock of FSG for a purchase price consisting of cash in the amount of CDN$350,000 and the issuance of 558,235 shares of the Company's common stock. The consideration was paid to the former shareholders of FSG, pro-rata to their ownership interests in FSG. The source of the funds used by the Company to pay the cash portion of the purchase price was a combination of the sale of equity securities and loans from shareholders and an officer. The purchase price for the acquisition resulted from arms-length bargaining among the parties, and there was no prior affiliation or relationship among management of the Company and the acquired companies. There were no contingent payments, options or commitments specified in the acquisition agreement. There were no research and development assets purchased or written off during the period with respect to this acquisition. In addition, the allocation of the purchase price reported is final and there will be no adjustment in subsequent periods. The Company has accounted for this acquisition as a purchase, and has included the results of operations for this entity in the statement of operations since June 3, 2004.

The recorded purchase price of the net assets acquired in each of the above transactions and its allocation to the net assets acquired is reflected in the following table USD:



                                             Kischi     Progestic       FSG
                                           ----------   ----------   ----------
Fixed assets                               $   18,798   $  166,656   $   31,757
Accounts receivable                         1,731,261      828,425      433,275
Goodwill                                    1,555,682      560,571      626,838
Accounts payable                            1,499,741      456,402      361,870

Total purchase price                       $1,806,000   $1,097,250   $  730,000



The goodwill associated with the three acquisitions in Canada will not be deducted for tax purposes as the Company is not filing a consolidated tax return, and is carrying the investment in its subsidiaries on the tax return balance sheet as of December 31, 2004.

The following unaudited pro forma information has been prepared assuming Progestic and FSG had been acquired as of the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results.



      Pro forma Information (unaudited)



                                                    Year Ended December 31,
                                                      2004           2003
                                                  ------------   ------------
      Consulting revenue                          $ 20,326,355   $ 14,745,195
      Net loss from continuing operations         $   (239,960)  $   (544,217)
      Loss per share from continuing operations   $       (.01)  $       (.02)


(3) PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation as of December 31, 2004:

                                            Estimated
Useful Lives
Furniture and equipment         $ 279,818    5 years
Less accumulated depreciation     (74,974)
                                ---------

                                $ 204,844
                                =========

Depreciation expense for the years ended December 31, 2004 and 2003 was $73,662 and $1,301 respectively.

(4) LINES OF CREDIT


The Company's Canadian subsidiary (Spearhead Management Canada Limited) has a demand revolving operating loan which provides for borrowing up to $3,000,000
(CDN), $2,495,840 (US), bearing interest at the Canadian bank's prime rate plus 1% per annum. As of December 31, 2004 $1,353,833 (CDN), $1,126,317 (US) is
outstanding. The demand loan is secured by a first ranking registered security interest in favor of the bank over all of the property of the Company; corporate guarantee for $3,050,000 (CDN), $2,537,438 (US) from its parent company (Spearhead Limited, Inc.); assignment of accounts receivable insurance and fire insurance; subordination of dividends payable, funds due to parent company (Spearhead Limited, Inc.) and funds due a company controlled by a director. In addition the Company has obtained insurance on their accounts receivable as a credit enhancement to facilitate the line of credit with the bank. The Company had interest expense of $224,229 with a weighted average interest rate of 11% as compared to interest expense of $1,223 last year at a weighted average interest rate of 7%.


(5) COMMITMENTS AND CONTINGENCIES

Leases
------

The Company's Canadian subsidiary has entered into long-term lease agreements with minimal annual lease obligations, exclusive of escalation costs as follows:

               2005                           $ 129,621
               2006                             118,988
               2007                             100,708
               2008                              73,134
               2009                              71,009
                  Thereafter                     17,752
                                              ---------

                                              $ 511,212
                                              =========

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

Loans from Related Parties
--------------------------


During 2004 the Company borrowed $1,485,000 from companies controlled by shareholders and a senior executive officer of the Company. The Company agreed to repay the loans with a fixed rate (loan origination fee) of ten (10%) until maturity (of which $960,000 matured September 30, 2004 and $525,000 matured December 31, 2004) and at an annual rate of 20% after maturity until paid in full, compounded monthly and not in advance. Interest on overdue interest shall accrue and be payable at the interest rate. In addition, the lenders acquired warrants to purchase 395,001 shares of Company common stock at $.85 per share and 100,000 shares of Company common stock at $.50 per share. The Company repaid $600,000 of the loans in the 4th quarter ended December 31, 2004. There was $885,000 (due to a company controlled by a shareholder and senior executive officer of the Company) outstanding as at December 31, 2004. Interest of $209,125 has been included in the operating expenses of the business for the year ended December 31, 2004 that is attributable to these loans. In addition, $252,241 of non-cash expense was charged against operations for the year ended December 31, 2004 to reflect the cost of the warrants issued in conjunction with the above discussed related loans. The amount charged was calculated using the Black Shoals Method.


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

In addition, the Company had the following transactions and balances with related parties:

                                                     2004        2003
                                                   ---------   --------
Expense reimbursement to its director for
   expenditures made on behalf of the Company      $  27,505   $ 18,814
Salaries and fees paid to directors and officers   $ 235,329   $ 40,000

(7) INCOME TAXES

The components of the provision for income taxes (benefit) provided on continuing operations are:

                                Current    Deferred       Total
                               --------   ----------   ----------
Year ended December 31, 2004
   Federal                     $     --   $       --   $       --
   State                             --           --           --
   Foreign                       16,074     (166,389)    (150,315)
                               --------   ----------   ----------

      Total                    $ 16,074   $ (166,389)  $ (150,315)
                               ========   ==========   ==========

Year ended December 31, 2003
   Federal                     $     --   $       --   $       --
   State                             --           --           --
   Foreign                       25,553           --       25,553
                               --------   ----------   ----------

      Total                    $ 25,553   $       --   $   25,553
                               ========   ==========   ==========

The components of the provision for income taxes (benefit) provided on total discontinued operations on a net basis are:

                                 Current   Deferred   Total
                                --------   --------   -----

Year ended December 31, 2004
      Federal                   $     --   $     --   $  --
      State                           --         --      --
      Foreign                         --         --      --
                                --------   --------   -----

            Total               $     --   $     --   $  --
                                ========   ========   =====

Year ended December 31, 2003
      Federal                   $ (3,621)  $  3,621   $  --
      State                         (387)       387      --
      Foreign                         --         --      --
                                --------   --------   -----

            Total               $ (4,008)  $  4,008   $  --
                                ========   ========   =====

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                   2004         2003
                                                ----------   ---------

Tax provision at the statutory rate of 34%      $ (407,000)  $ (74,000)
State income taxes, net of federal income tax           --          --
Benefit of foreign net operating loss             (166,000)         --
Increase (decrease) in deferred tax valuation
   allowance                                       400,000     113,000
Foreign income taxes, other                         16,000      26,000
Other                                               (7,000)    (39,000)
                                                ----------   ---------
                                                $ (150,000)  $  26,000
                                                ==========   =========

The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2004 and 2003 are as follows:

                                                2004           2003
                                            ------------   ------------

Net operating loss carryforward - U.S.      $    488,000   $     87,000
Net operating loss carryforward - Foreign      1,287,000      1,121,000
Depreciation and amortization                     (2,800)        (2,000)
Less valuation allowance, Foreign NOL         (1,121,000)    (1,090,000)
Less valuation allowance, other                 (485,200)      (116,000)
                                            ------------   ------------

Net deferred tax asset                      $    166,000   $         --
                                            ============   ============

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

(9) STOCK OPTIONS


On October 31, 2003, the Company issued to key members of management options to purchase 1,000,000 shares of common stock at $.30 per share as per table below. The exercise price was established as the fair market value of the common stock at the date of grant, therefore no compensation was recorded on the issuance of the options to the employees of the Company. The options vest immediately and expire in three years from the grant date.



--------------------------------------------------------------------------------
     Recipients         # of Options             Position               Expiring
--------------------------------------------------------------------------------
 Michel L Marengere        150,000     C.E.O. & Chairman of the Board   10/31/06
--------------------------------------------------------------------------------
    Scott Siegel           150,000         V.P. Investor Relations      10/31/06
--------------------------------------------------------------------------------
  Jacques R Delorme         50,000             V.P. Secretary           10/31/06
--------------------------------------------------------------------------------
   Jeffrey N Tabin          50,000                 C.F.O.               10/31/06
--------------------------------------------------------------------------------
   Yvon Dompierre          150,000        V.P. Business Development     10/31/06
--------------------------------------------------------------------------------
  Perry Henningsen         150,000       President (Past) Subsidiary    10/31/06
--------------------------------------------------------------------------------
    David Vincent          150,000            C.F.O. Subsidiary         10/31/06
--------------------------------------------------------------------------------
 Thornhill Capital *       150,000            Investment Banker         10/31/06
--------------------------------------------------------------------------------
Total options granted    1,000,000
--------------------------------------------------------------------------------



* The 150,000 options granted to Thornhill Capital were charged against operations in the amount of $18,000 (options valued utilizing the Black Shoals Method at date of issue).


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

A summary of the Company's stock options is detailed as follows:

                                     Number       Weighted
                                   of Shares   Average Price
                                   ---------   -------------
Outstanding at December 31, 2002          --
      Granted                      1,000,000   $        0.30
      Exercised                           --
                                   ---------

Outstanding at December 31, 2003   1,000,000   $        0.30
Granted                            3,768,129   $        0.94
Exercised                                 --
                                   ---------

Outstanding at December 31, 2004   4,768,129   $        0.54
                                   =========   =============

The following table summarizes additional information about all of the stock options outstanding at December 31, 2004:

            Outstanding options                      Exercisable options
------------------------------------------   -----------------------------------
                                Weighted
                                 average
    Range of                    remaining     Weighted                 Weighted
exercise prices     Shares    life (years)   avg. price     Shares    avg. price
---------------   ---------   ------------   ----------   ---------   ----------
$    .30 - 1.00   3,573,128           2.00   $     0.42   3,573,128   $     0.42
     .85 - 1.00   1,020,001           2.58         0.95   1,020,001         0.95
     .50 - 1.00     175,000           2.83         0.65     175,000         0.65
                  ---------   ------------   ----------   ---------   ----------

$    .30 - 1.00   4,768,129           2.47   $     0.54   4,728,129   $     0.54
                  =========   ============   ==========   =========   ==========

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

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS


The carrying values of cash and cash equivalents, receivables, accounts payable, accrued liabilities and loans payable approximated their fair values due to the short maturity of these instruments as of December 31, 2004. No allowance for doubtful accounts has been provided on the trade accounts receivable as they are insured under an insurance policy beginning in December 2004 and additionally because over 90% of the receivables are due from the Canadian Federal, Province or local Government agencies, and the balance are due from consortiums (a group of companies that do work for the various Canadian governmental agencies and bill through a third party). The Company has historically not maintain a reserve for bad debts, but rather would write off a bad debt when it is incurred, again because of the customer base the Company has not had the occasion write off any substantial amounts. The insurance instrument essentially establishes a credit limit amount for each customer (i.e. agency or department) and the Company submits a listing of the contract amounts and invoices as they are incurred, In the event that the customer does not remit within the proscribed (generally 45 days) period, then the Company can/would request remittance from the Insurance Company. As December 31, 2004 all receivable were within the agreed upon credit limit with minor (non material) exception.